Form 10QSB
period 1996-04-30
VERITAS MUSIC ENTERTAINMENT INC
filed 1996-06-17
CIK 940672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1996

|_|  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

Commission file number   2-90794

                              VERITAS MUSIC ENTERTAINMENT, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Tennessee                                               62-1587889
- -------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

     Cummins Station, 209 10th Avenue South, Suite 500, Nashville, TN 37203
     ----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (615) 244-9585
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

            Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   |X|       No   |_|

            As of June 12, 1996, the Company had outstanding 4,738,000 shares of common stock, no par value.

            Traditional Small Business Disclosure Format (check one):

Yes   |X|       No   |_|


                                             Page 1 of 90 sequentially
                                             numbered pages.
                                             Exhibit Index begins on page 15.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        VERITAS MUSIC ENTERTAINMENT, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                     April 30,       January 31,
                                                       1996             1996
                                                       ----             ----
Current assets:

  Cash and cash equivalents                         $4,138,488       $4,405,672
  Investments, commercial paper                           --            999,733
  Other current assets                                  37,120           94,008
                                                    ----------       ----------
                                                     4,175,608        5,499,413
                                                    ----------       ----------

Fixed assets, net                                      429,287          348,631
                                                    ----------       ----------

Other assets:

  Organization and other costs, net                     21,597           23,103
  Other assets                                          36,546           45,108
                                                    ----------       ----------
                                                        58,143           68,211
                                                    ----------       ----------

                                                    $4,663,038       $5,916,255
                                                    ==========       ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities           $    97,783      $    78,163
                                                   -----------      -----------

Commitments

Shareholders' equity:

Common stock, no par value;
 authorized, 9,000,000 shares;
 issued and outstanding, 4,738,000 shares            6,301,792        6,301,792
Additional paid-in capital                             577,425          577,425
Deficit accumulated during the
 development stage                                  (2,313,962)      (1,041,125)
                                                   -----------      -----------
                                                     4,565,255        5,838,092
                                                   -----------      -----------

                                                   $ 4,663,038      $ 5,916,255
                                                   ===========      ===========




                       See notes to financial statements.

                        VERITAS MUSIC ENTERTAINMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                          December 8, 1994
                                                        Three months                Year                   (inception) to
                                                           ended                    ended                  April 30, 1996
                                                       April 30, 1996           January 31, 1996            (cumulative)

Sales                                                   $      --                 $      --                 $      --
                                                        -----------               -----------               -----------

Expenses:
  Artist development
   and promotion
   (approximately $61,000
   paid to a related
   party for year ended
   January 31, 1996)                                        763,848                   502,079                 1,265,927
  General and admin-
   istrative expenses                                       570,706                   606,691                 1,184,401
                                                        -----------               -----------               -----------
                                                          1,334,554                 1,108,770                 2,450,328
                                                        -----------               -----------               -----------

Loss from operations                                     (1,334,554)               (1,108,770)               (2,450,328)
                                                        -----------               -----------               -----------

Interest expense                                               --                     (98,071)                  (98,071)
Interest income                                              61,717                   172,720                   234,437
                                                        -----------               -----------               -----------
                                                             61,717                    74,649                   136,366
                                                        -----------               -----------               -----------

Net loss                                                ($1,272,837)              ($1,034,121)              ($2,313,962)
                                                        ===========               ===========               ===========

Net loss per common
 stock share                                            $       .27               $       .26               $       .56
                                                        ===========               ===========               ===========

Weighted average
 shares outstanding                                       4,738,000                 4,026,769                 4,104,824
                                                        ===========               ===========               ===========




                       See notes to financial statements.

                                                  VERITAS MUSIC ENTERTAINMENT, INC.
                                                    (A Development Stage Company)

                                                      STATEMENTS OF CASH FLOWS

                                                                                                              December 8, 1994
                                                                Three months                Year               (inception) to
                                                                    ended                  ended               April 30, 1996
                                                               April 30, 1996         January 31, 1996          (cumulative)
                                                               --------------         ----------------          ------------
Cash flows from operating activities:

Net loss                                                        ($1,272,837)            ($1,034,121)            ($2,313,962)
Adjustments to
 reconcile net loss
 to net cash used in
 operating activities:
 Amortization                                                        22,685                 103,410                 127,099
 Changes in assets and liabilities:
  Other current assets                                               56,888                 (94,008)                (37,120)
  Organization costs                                                   --                   (30,131)                (30,131)
  Other assets                                                        8,562                 (45,108)                (36,546)
  Accrued expenses                                                   19,620                  72,161                  97,781
                                                                -----------             -----------             -----------

Net cash used in
 operating activities                                            (1,165,082)             (1,027,797)             (2,192,879)
                                                                -----------             -----------             -----------

Cash flow from investing activities:

 Leasehold improvements                                                (639)               (220,196)               (220,835)
 Furniture and equipment                                           (101,196)               (135,507)               (236,703)
 Investments purchased,
  commercial paper                                                     --                  (999,733)               (999,733)
 Investments sold,
  commercial paper                                                  999,733                    --                   999,733
                                                                -----------             -----------             -----------

Cash provided (used) in
 investing activities                                               897,898              (1,355,436)               (457,538)
                                                                -----------             -----------             -----------

Cash flows from financing activities:

 Deferred loan cost                                                    --                   (15,312)                (15,312)
 Deferred stock offering costs                                         --                  (252,390)               (252,390)
 Shareholder loan - proceeds                                           --                     1,400                   1,400
 Shareholder loan - payment                                            --                    (1,400)                 (1,400)
 Notes payable - proceeds                                              --                   225,000                 225,000
 Notes payable - payment                                               --                  (300,000)               (300,000)
 Issuance of common stock
  and warrants, net of stock
   offering costs                                                      --                 7,131,372               7,131,607
                                                                -----------             -----------             -----------

Net cash provided by
 financing activities                                                  --                 6,788,670               6,788,905
                                                                -----------             -----------             -----------

(Decrease) increase in cash                                        (267,184)              4,405,437               4,138,488

Cash and cash equivalents,
 beginning                                                        4,405,672                     235                    --
                                                                -----------             -----------             -----------

Cash and cash equivalents,
 ending                                                         $ 4,138,488             $ 4,405,672             $ 4,138,488
                                                                ===========             ===========             ===========

Supplemental disclosure,
 interest paid                                                  $      --               $     7,759             $     7,759
                                                                ===========             ===========             ===========

                                                 See notes to financial statements.

                        VERITAS MUSIC ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

The condensed financial statements contained herein should be read in conjunction with the financial statements and related notes contained in the Company's Form 10-KSB for year ended January 31, 1996. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the Company's financial position as of April 30, 1996 and results of its operations and cash flows for the three months then ended. (The results of operations for the three month period ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year.)

1.   Summary of significant accounting policies and business activity:

     Business activity:

     Veritas Music Entertainment, Inc. ("Company"), a Tennessee corporation, is engaged in the music recording and production business. The Company develops new and emerging Country music artists targeted for the Country music market. The Company is considered to be in the development stage as no revenues have been derived from operations.

     In August, 1995, the U.S. Patent and Trademark Office rejected the Company's application to register "Veritas" as the tradename of the Company. In January, 1996, a third party objected in writing to the Company's use of the name "Veritas" and demanded that the Company cease doing so. Since February, 1996, the Company has been doing business under the name "Imprint Records" and the Board of Directors of the Company has determined to change the Company's corporate name to "Imprint Records, Inc.".

     Artist development and promotion costs:

     Artist development and promotion costs, including advances, are charged to expense as incurred.

     Cash and cash equivalents:

     Cash and cash equivalents include all cash balances and highly liquid investments purchased with a maturity of three months or less.

     Organization costs:

     Organization costs represent costs incurred in connection with organizing the Company. These costs are being amortized on a straight-line basis over 5 years.

     Fixed assets:

     Fixed assets consist of furniture, equipment, and leasehold improvements, which are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful lives of the improvements.

     Deferred stock offering costs:

     Deferred stock offering costs represent costs incurred in connection with the Company's public offering. These costs were offset against the proceeds from the public offering.

                        VERITAS MUSIC ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies and business activity:
     (continued)

     Net loss per share:

     Net loss per share is based on the average number of shares of common stock outstanding during the periods, after giving effect to the issuance of 874,000 shares in February, 1995 as if such shares were outstanding since inception. No effect was given to common stock equivalents in the calculation of loss per share because such effect would be antidilutive.

     Concentration of credit risk:

     Financial instruments which subject the Company to concentrations of credit risk consist of temporary cash investments. The Company places its temporary cash investments with creditworthy, high quality financial institutions. Although the Company is directly affected by the well-being of these financial institutions, management does not believe significant credit risk exists at April 30, 1996.

2.   Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.   Investments:

     Investments consist of commercial paper at an interest rate of 5.83% which matured during February, 1996. Investments are valued at market value.

4.   Commitments and contingencies:

     Employment agreements:

     The Company has entered into employment agreements with five officers/executives. The employment agreements provide for aggregate compensation as follows: During the year ending April 30, 1997, $680,000; April 30, 1998, $516,667; April 30, 1999, $333,333; April 30, 2000,
     $300,000; and April 30, 2001, $75,000.

     Lease:

     The Company leases office space under an operating lease which commenced July, 1995 and expires in 2000. This lease contains two five year renewal options. Occupancy commenced on February 1, 1996. The lease provides for an annual rental of approximately $68,600 in years one and two and approximately $79,100 in years three, four and five.

                        VERITAS MUSIC ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

4.   Commitments and contingencies: (continued)

     Executive incentive plan:

     Effective for year ending January 31, 1997, the Company implemented an Executive Incentive Plan ("EIP"). The EIP's participants are certain executive employees. In the event that actual sales and actual pre-tax income meet or exceed certain goals, the EIP requires the Company to establish a bonus compensation pool, not to exceed 30 per cent of the aggregate base salaries of the EIP participants.

     Artist contracts:

     The Company has entered into exclusive long-term recording contracts with four artists. The contracts provide for non-refundable advances on the initial album (which advances are recoupable from future royalties) and provide the Company with an option to record additional albums. The contracts also provide for a base royalty to be paid to the artist upon the sale of albums.

5.   Fixed assets:

                                                        April 30,    January 31,
                                                          1996         1996
                                                       ----------     -------

     Leasehold improvements                             $220,835     $220,196
     Equipment                                           236,703      135,507
                                                        --------     --------
                                                         457,538      355,703
     Less:  accumulated depreciation and amortization   ( 28,251)    (  7,072)
                                                        --------     --------

                                                        $429,287     $348,631
                                                        ========     ========


6.   Notes payable and warrants:

     In March, 1995, the Company issued $300,000 of notes payable and 300,000 warrants to various investors in exchange for $300,000. Of the $300,000 of proceeds, $225,000 has been allocated to the notes payable and $75,000 to the warrants. The notes were paid in July, 1995. The 300,000 warrants were converted into 300,000 redeemable warrants having terms identical to the warrants included in the public offering. See Note 7.

7.   Public offering:

     In July and August, 1995, the Company closed an initial public offering of its common stock and redeemable warrants. A total of 1,518,000 shares of common stock and 2,310,000 redeemable warrants were issued. The redeemable warrants are exercisable at any time during a four year period commencing July, 1995 at an exercise price of $7.00 per share. The redeemable warrants include an option whereby, under certain conditions, the Company can redeem the warrants.

     In connection with the initial public offering, the investment banker received, for nominal consideration, five year warrants to purchase 138,000 shares of common stock and 210,000 redeemable warrants. These warrants are exercisable at any time during a four year period commencing July, 1996 for $7.25 per share of common stock and $.36 per redeemable warrant. The Company has also agreed to utilize the services of the investment banker on a consulting basis for two years at a monthly fee of $2,000. The aggregate fee of $48,000 was paid at closing.

                        VERITAS MUSIC ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

7.   Public offering:(continued)

     In February, 1995, the Company issued 874,000 shares of common stock for $.0001 per share to four retail customers and one potential retail customer of the investment banker. The amount of $.0001 per share was considered fair market value by the Company as no significant changes in operations, financial condition or liquidity had taken place since the initial issuance of common stock for $.0001 in December, 1994.

8.   Income taxes:

     For federal income tax purposes, as of April 30, 1996 and January 31, 1996, the Company has net operating loss carryforwards approximating the financial accounting net loss. These carryforwards expire in the year 2011. The net operating loss carryforwards result in deferred tax assets of approximately $925,600 and $416,500, respectively; however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax assets.

9.   Incentive stock option plan:

     In February, 1995, the Company implemented the 1995 Stock Option Plan ("Plan"). The Plan provides for the granting of options to purchase up to 230,000 shares of common stock at an exercise price equal to the fair market value of the common stock on date of the grant. Options may be awarded to officers, senior management or other key employees.

     Plan activity as follows:

                                                                     Weighted-
                                                      Number          average
                                                        of            exercise
                                                      Shares           price
                                                      ------           -----

Outstanding at February 1, 1995                          --              --
Granted                                               121,500          $5.50
Exercised                                                --              --
Forfeited                                                --              --
                                                      -------          -----
Outstanding at January 31, 1996                       121,500           5.50
Granted                                                  --              --
Exercised                                                --              --
Forfeited                                                --              --
                                                      -------          -----
Outstanding at April 30, 1996                         121,500          $5.50
                                                      =======          =====

Options exercisable at April 30, 1996                    --
                                                      =======

Weighted-average remaining
 contractual life, years                                   10
                                                      =======

10.  Related parties:

     During the three months ended April 30, 1996 and the year ended January 31, 1996, the Company incurred $37,972 and $61,692, respectively, of promotional and artist expenses payable to a company which is related to an officer/director/shareholder.

     During the three months ended April 30, 1996 and the year ended January 31, 1996, the Company incurred $2,028 and $18,641, respectively, of business management fees to a financial firm which is related to two officers/directors/shareholders of the Company.

                        VERITAS MUSIC ENTERTAINMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

11.  New authoritative accounting pronouncements:

     The Financial Accounting Standards Board has issued Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 requires an entity to adopt either a fair value based method of accounting for stock-based compensation or to continue to measure compensation cost as prescribed by the previously issued APB Opinion No. 25, "Accounting for Stock Issued to Employees". ("APB 25"). Entities electing to remain with the accounting prescribed by APB 25 must present pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The accounting requirements of FAS 123 are effective for transactions entered into in the Company's fiscal year beginning February 1, 1996. The disclosure requirements of FAS 123 are effective for financial statements for the Company's fiscal year beginning February 1, 1996. The pro forma disclosures required if the Company elects to continue to account for compensation cost as prescribed by APB 25 must include the effects of all awards granted in the Company's fiscal year beginning February 1, 1995. The Company's election under FAS 123 has not been determined and the effect of adoption of FAS 123 on the Company's financial statements has not been determined.

Item 2.  PLAN OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

     The Company was incorporated in December 1994 under the laws of Tennessee, and began operations after its initial public offering in July, 1995. Consequently, there are no comparable prior periods for purposes of the following discussion.

Results Of Operations

     The Company is in the development stage and has had no revenues from operations since its incorporation.

Plan Of Operations

     Recent Developments.

     Gretchen Peters's album, The Secret of Life, was released and shipped for retail distribution starting June 4, 1996. The Company's distributor has shipped an aggregate of approximately 67,000 units of the album in cassette and CD format to the major national music store chains in the U.S.

     Gretchen Peters's second single from The Secret of Life, "I Ain't Ever Satisfied," was released to Country music radio in mid-May, and is receiving modest radio airplay.

     The Company has signed an agreement with Distribution North America to distribute the Company's CDs and cassettes in the U.S. retail market; Distribution North America is currently distributing Gretchen Peters's The Secret of Life album.

     The Company has executed an agreement regarding Charlie Major, a Canadian Country music artist who has released one successful album in Canada, to acquire the U.S. rights to distribute Major's releases. Major's first album on the Company's label, Here and Now, is complete and is scheduled for retail release in the U.S. in August 1996. His first single from that album, "I Do It For the Money," was released to Country music radio on June 10, 1996.

     The Company has reached an understanding with Bob Woodruff's prior record label to acquire the exclusive rights to distribute worldwide Woodruff's first (and only) album recorded on that label, Dreams & Saturday Nights, for a period of five years. The Company expects a definitive agreement with respect to the acquisition of the rights to be executed in the next two to three weeks, which agreement the Company expects will provide for a royalty payment to Woodruff's prior label for each copy of Dreams & Saturday Nights sold by the Company.

     Since Inception.

     In addition to the recent developments outlined above, since its inception in late 1994 and the commencement of operations after its initial public offering in late July 1995, the Company has leased space in the vicinity of Nashville's Music Row for use as the Company's headquarters; completed the hiring of its senior management team; signed four Country music artists; released a single on the Company's label by Gretchen Peters, "When You Are Old;" and identified a manufacturer to meet the Company's requirements for the manufacture of CD and cassette recordings for retail sale in the U.S. market.

     The Company currently has a recording contract with Gretchen Peters. In addition to the initial advance to Peters, the Company has incurred $150,000 in recording costs (recoupable from the artist's royalties) in connection with The Secret of Life, which was shipped for retail distribution starting June 4, 1996.

     The Company currently has a recording contract with Country music artist Bob Woodruff. To date, the Company has incurred $70,000 in recording costs in connection with Woodruff's album (recoupable from the artist's royalties). The album is currently in production, and the Company estimates that an additional $55,000 in recording costs will be incurred over the next nine months to finalize it for retail release in the U.S.

     The Company currently has recording contracts with Al Anderson and Jeff Wood. In addition to the initial advances paid to these artists by the Company, to date, the Company has incurred recording costs of $50,000 in connection with Anderson's album, and $120,000 in recording costs in connection with Wood's album (in each case recoupable from royalties). The Company estimates that an additional $10,000 in costs will be incurred in connection with Anderson's album, and another $40,000 in costs will be incurred in connection with Wood's album over the next nine months.

     The Company has finalized an agreement to acquire the U.S. distribution rights to distribute Charlie Major's releases. The Company has released Major's first single on the Company's label, "I Do It For the Money," to Country music radio on June 10, 1996, and expects to distribute his just-completed first album for the Company in the U.S., Here and Now, in August 1996. In connection with the foregoing, the Company has incurred approximately $75,000 to modify Major's album for release in North America, most of which amount is recoupable against artist royalties, and plans to spend approximately $125,000 in radio advertising to promote Major's release.

     During the next twelve months, the Company intends to (a) release Charlie Major's first album on the Company's label, entitled Here and Now, in August 1996, (b) continue production on and release the first albums by Al Anderson, Jeff Wood and Bob Woodruff, (c) sign an agreement with Bob Woodruff's prior record label to acquire, for a period of five years, the worldwide distribution rights to Woodruff's first album, Dreams & Saturday Nights, recorded on that label; and (d) seek a distributor or distributors to sell the Company's albums in certain foreign markets.

     Based on the Company's current business plan, the Company believes that it can continue to satisfy its cash requirements for operations for at least another fourteen months without raising additional funds.

Other Country Music Artists

     The Company continues to explore the opportunities available in the marketplace for the signing of new Country music artists.

                                     PART II
                                OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

     On August 22, 1995, the U.S. Patent and Trademark Office rejected the Company's application to register "Veritas" as the tradename of the Company. On January 17, 1996, a third party objected in writing to the Company's use of the name "Veritas" and demanded that the Company cease doing so. The Company acquiesced in this request and since February 9, 1996, the Company has been doing business under the name "Imprint Records" in accordance with Section 48-14-101(d) of the Tennessee Business Corporation Act.

     Based on the foregoing developments, the Company has determined to cease using the "Veritas" name in connection with its business. On April 23, 1996, the Board of Directors of the Company approved for submission to the Company's stockholders an amendment to the Company's Charter to change the Company's corporate name to "Imprint Records, Inc." The Board of Directors plans to submit this amendment for approval by the stockholders at the Company's Annual Meeting of Stockholders scheduled to be held on June 28, 1996. If the stockholders approve the recommended change of the Company's corporate name at the Annual Meeting, the Company will file an Amendment to its Charter with the Tennessee Secretary of State to change its name to Imprint Records, Inc. The Company filed an application for registration of the tradename "Imprint Records" with the U.S. Patent and Trademark Office on February 9, 1996, and is awaiting the outcome of that application.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Index

          10.1 Distribution Agreement between the Company and Distribution North America dated as of April 1, 1996.

          10.2 Agreement between the Company and Timtojay Music, Inc. dated as of April 30, 1996.

     (b) The Company has not filed any reports on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VERITAS MUSIC ENTERTAINMENT, INC.

DATE:  June 14, 1996              By:  /s/Roy W. Wunsch
                                     ------------------
                                            Roy W. Wunsch, Chairman
                                            and Chief Executive Officer

DATE:  June 14, 1996              By:  /s/Wayne Halper
                                     -----------------
                                            Wayne Halper, Chief Financial
                                            Officer/Vice President -
                                            Business Development

                                  EXHIBIT INDEX

 Exhibit                                                                Page No.
- ---------                                                               -------

10.1      Distribution Agreement between the Company and Distribution        16
          North America dated as of April 1, 1996

10.2      Agreement between the Company and Timtojay Music, Inc. dated
          as of April 30, 1996                                               31