Form 10QSB
period 1996-07-31
VERITAS MUSIC ENTERTAINMENT INC
filed 1996-09-17
CIK 940672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1996

| |  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

Commission file number   0-26120



                              IMPRINT RECORDS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Tennessee                                              62-1587889
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)



     Cummins Station, 209 10th Avenue South, Suite 500, Nashville, TN 37203
                    (Address of Principal Executive Offices)


                                 (615) 244-9585
                (Issuer's Telephone Number, Including Area Code)

                        VERITAS MUSIC ENTERTAINMENT, INC.
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    |X|       No  | |

     As of September 12, 1996, the Company had outstanding 4,738,000 shares of common stock, no par value.

     Traditional Small Business Disclosure Format (check one):

Yes    |X|       No  | |
                                                Page 1 of 60 sequentially
                                                numbered pages.
                                                Exhibit Index begins on page 14.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              IMPRINT RECORDS, INC.
                   Formerly, Veritas Music Entertainment, Inc.

                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                      July 31,       January 31,
                                                        1996            1996
                                                        ----            ----

Current assets:

  Cash and cash equivalents                          $2,636,993       $4,405,672
  Investments, commercial paper                            --            999,733
  Inventory                                             165,126             --
  Other current assets                                   26,211           94,008
                                                     ----------       ----------
                                                      2,828,330        5,499,413
                                                     ----------       ----------

Fixed assets, net                                       406,412          348,631
                                                     ----------       ----------

Other assets:

  Organization and other costs, net                      20,091           23,103
  Other assets                                            4,817           45,108
                                                     ----------       ----------
                                                         24,908           68,211
                                                     ----------       ----------

                                                     $3,259,650       $5,916,255
                                                     ==========       ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities             $    1,329       $   78,163
                                                     ----------       ----------

Commitments

Shareholders' equity:

Common stock, no par value;
 authorized, 9,000,000 shares;
 issued and outstanding, 4,738,000 shares             6,301,792        6,301,792
Additional paid-in capital                              577,425          577,425
Deficit accumulated during the
 development stage                                  ( 3,620,896)     ( 1,041,125)
                                                     ----------       ----------
                                                      3,258,321        5,838,092
                                                     ----------       ----------

                                                     $3,259,650       $5,916,255
                                                     ==========       ==========

                       See notes to financial statements.



                                                        IMPRINT RECORDS, INC.
                                             Formerly, Veritas Music Entertainment, Inc.

                                                    (A Development Stage Company)

                                                      STATEMENTS OF OPERATIONS

                                                                                                                   December 8, 1994
                                                                                                                    (inception) to
                                  Three months ended    Three months ended    Six months ended   Six months ended    July 31, 1996
                                     July 31, 1996         July 31, 1995        July 31, 1996      July 31, 1995      (Cumulative)
                                   -----------------       ----------------      --------------    -------------    --------------
Sales                                 $        -            $         -          $        -         $        -         $      -
                                      -----------           ------------          ----------        -----------        ----------



Expenses:

 Artist develop-
  ment and
  promotion                               848,465                      -           1,612,313                 -          2,114,392

 General and
  administrative
  expenses                                500,072                 30,410           1,070,778             37,384         1,684,473
                                      -----------           ------------          ----------        -----------        ----------

                                        1,348,537                 30,410           2,683,091             37,384         3,798,865
                                      -----------           ------------          ----------        -----------        ----------

Loss from
  operations                           (1,348,537)               (30,410)         (2,683,091)           (37,384)       (3,798,865)
                                      -----------          -------------          ----------        -----------        ----------


Interest expense                                -                (83,782)                  -            (98,071)          (98,071)

Interest income                            41,603                  5,189             103,320              5,189           276,040
                                      -----------           ------------          ----------         ----------       -----------

                                           41,603                (78,593)            103,320            (92,882)          177,969
                                      -----------          -------------          ----------         ----------       -----------

Net loss                              ($1,306,934)          ($   109,003)        ($2,579,771)       ($  130,266)      ($3,620,896)
                                      ===========          =============          ==========        ===========       ===========


Net loss per common   stock
share                                 ($      .28)          ($       .03)         ($     .54)        ($     .04)      ($      .86)
                                      ===========          =============          ==========         ==========       ===========


Weighted average
shares outstanding                      4,738,000              3,680,000           4,738,000          3,450,000        4,199,800
                                      ===========          =============          ==========         ==========       ==========

                       See notes to financial statements.


                                                                     IMPRINT RECORDS, INC.
                                                          Formerly, Veritas Music Entertainment, Inc.

                                                                 (A Development Stage Company)

                                                                   STATEMENTS OF CASH FLOWS

                                                                                              December 8, 1994
                                            Six months                   Six months            (inception) to
                                              ended                         ended               July 31, 1996
                                           July 31, 1996                July 31, 1995           (cumulative)
                                          ---------------              ---------------         ---------------
Cash flows from operating activities:

Net loss                                    ($2,579,771)                ($    130,266)          ($3,620,896)
Adjustments to
 reconcile net loss
 to net cash used in
 operating activities:

 Amortization                                    47,067                        93,324               151,481
 Changes in assets and
  liabilities:

   Inventory                                (   165,126)                          -             (   165,126)
   Other current assets                          67,797                 (      44,328)          (    26,211)
   Organization costs                               -                   (      30,131)          (    30,131)
   Other assets                                  40,291                 (      45,450)          (     4,817)
   Accounts payable and
    accrued expenses                        (    76,834)                       95,161                 1,327
                                             ----------                  ------------            ----------

Net cash used in
 operating activities                       ( 2,666,576)                (      61,690)          ( 3,694,373)
                                             ----------                  ------------            ----------

Cash flows from investing activities:

 Leasehold improvements                     (       639)                (       4,177)          (   220,835)
 Furniture and equipment                    (   101,197)                          -             (   236,704)
 Investments purchased,
  commercial paper                                  -                             -             (   999,733)
 Investments sold,
  commercial paper                              999,733                           -                 999,733
                                             ----------                   -----------            ----------

Cash provided (used) in
 investing activities                           897,897                  (      4,177)          (   457,539)
                                             ----------                   -----------            ----------

Cash flows from financing activities:

 Deferred loan cost                                 -                   (      15,312)          (    15,312)
 Deferred stock offering costs                      -                   (     252,390)          (   252,390)
 Shareholder loan - proceeds                        -                           1,400                 1,400
 Shareholder loan - payment                         -                   (       1,400)          (     1,400)
 Notes payable - proceeds                           -                         225,000               225,000
 Notes payable - payment                            -                   (     300,000)          (   300,000)
 Issuance of common stock                           -
  and warrants, net of stock
   offering costs                                   -                       6,534,836             7,131,607
                                             ----------                  ------------            ----------

Net cash provided by
 financing activities                               -                       6,192,134             6,788,905
                                             ----------                  ------------            ----------

(Decrease) increase in cash                 ( 1,768,679)                    6,126,267             2,636,993

Cash and cash equivalents,
 beginning                                    4,405,672                           235                    0
                                             ----------                  ------------            ---------

Cash and cash equivalents,
 ending                                      $2,636,993                  $  6,126,502            $2,636,993
                                             ==========                  ============            ==========




                       See notes to financial statements.

                              IMPRINT RECORDS, INC.
                   Formerly, Veritas Music Entertainment, Inc.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1. The condensed financial statements at July 31, 1996 and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the fiscal year ended January 31, 1996. The results of operations for the three and six months ended July 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1997.

2. In August, 1995, the U.S. Patent and Trademark Office rejected the Company's application to register "Veritas" as the tradename of the Company. In January, 1996, a third party objected in writing to the Company's use of the name "Veritas" and demanded that the Company cease doing so. Since February, 1996, the Company has been doing business under the name "Imprint Records" and in April 1996, the Board of Directors of the Company voted to change the Company's corporate name to "Imprint Records, Inc.". The shareholders of the Company approved the name change in June 1996 and on July 23, 1996 the Company filed Articles of Amendment to its Charter to change its name with the Secretary of State of Tennessee.

Item 2.  PLAN OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

     The Company was incorporated in December 1994 under the laws of Tennessee, and began operations after its initial public offering in late July 1995. The Company has had no revenues from operations through the fiscal quarter ended July 31, 1996. Consequently, there are no comparable prior periods for purposes of the following discussion.

Results Of Operations

     The Company is in the development stage and has had no revenues from operations through the fiscal quarter ended July 31, 1996.

Plan Of Operations - Recent Developments

     Recording Contracts With Artists

     The Company plans to release a third single from Gretchen Peters's "The Secret of Life" album to radio stations featuring an "Adult Contemporary" (mainstream "pop" music) format in the fall of 1996. "The Secret of Life" was released and shipped for retail distribution starting June 4, 1996. The Company's distributor has shipped a total of approximately 67,000 units of the album in cassette and CD format to the major national music store chains in the U.S.

     "Tell Me Something I Don't Know," the second single to be released from Charlie Major's "Here and Now" album, was released to Country music radio on August 19, 1996. Major's first single from that album, "I Do It For The Money," was released on June 10, 1996, and has received modest airplay on Country music radio stations. For the past 16 weeks, the video version of this single has appeared regularly on Country music television, and it continues to air regularly.

     Major, a Canadian singer-songwriter, is under contract to another record company on a worldwide basis, excluding the United States. The Company has acquired the U.S. rights to distribute Major's releases from that record company. Major's first album on the Company's label, "Here and Now," is complete and is scheduled for retail release in the U.S. in October 1996.

     Al Anderson, a Country music singer-songwriter and musician, and former member of the band NRBQ, is scheduled to release his first album on the Company's label, "Pay Before You Pump," in September of 1996. The Company has received 10,000 advance orders from retailers for "Pay Before You Pump."

     Jeff Wood, a new artist and songwriter with whom the Company has an exclusive recording contract, has completed recording for his first album on the Company's label, "Between The Earth And The Stars." Wood is currently doing promotional performances in preparation for the release in October 1996 of the first single from that album, "You Just Get One." "Between The Earth And The Stars" is set for retail release in January 1997.

     Bob Woodruff, a singer-songwriter who has previously released one album on another label and with whom the Company now has an exclusive recording contract, has been writing and recording material for his first album on the Company's label for the past several months. That as yet untitled album is scheduled for release in January 1997.

     The Company has reached an understanding with Bob Woodruff's prior record label to acquire the exclusive rights to distribute worldwide Woodruff's first (and only) album recorded on that label, "Dreams & Saturday Nights," for a period of five years. The Company expects a definitive agreement with respect to the acquisition of the rights to be executed in the next few months, which agreement the Company expects will provide for a royalty payment to Woodruff's prior label for each copy of "Dreams & Saturday Nights" sold by the Company, with the remainder of the net proceeds from such sales to be retained by the Company.

     Distribution

     The Company has signed an agreement with Distribution North America ("DNA") to distribute the Company's CDs and cassettes in the U.S. retail market; Distribution North America is currently distributing Gretchen Peters's "The Secret of Life" album. The Company has been informed that DNA has reached a tentative agreement to sell its operations to New York-based Alliance Entertainment Corporation ("AEC"). The Company has been told the purchase will be finalized by late September 1996. The Company expects that AEC, as successor in interest to DNA under the Distribution Agreement between the Company and DNA, will continue to distribute the Company's products without any material changes in the relationship between the parties.

     Licensing Agreements For Company Products

     In mid-August 1996, the Company signed an agreement with Paradoxx Music for release and distribution of the Company's recordings in Brazil. Although not currently a major market for Country music, the Company believes Brazil may be an emerging market for the Company's products. The agreement calls for the Company to receive a royalty payment from Paradoxx for each Company recording sold. Paradoxx plans to release both Gretchen Peters's "The Secret of Life" album and Al Anderson's "Pay Before you Pump" album in the next 60 days.

     In mid-August 1996, the Company signed an agreement with BMG Music Canada Inc. for release of the Company's recordings in Canada. As with the Paradoxx license, the agreement calls for the Company to receive a royalty payment from BMG for each Company recording sold. BMG is expected to release "The Secret of Life" in Canada within the next three months.

     The Company is currently negotiating licensing agreements for distribution of its product in Australia and the U.K.

     Senior Management

     On August 8, 1996, effective July 29, 1996, Anne Weaver was elected Vice President of Promotion for the Company, replacing Brad Chambers, who departed June 19, 1996. Prior to joining the Company, Weaver headed her own company, Anne Weaver Promotions, formed in January 1996. For two years before that, Weaver was Vice President of Promotion for Mercury/Nashville. Before joining Mercury, Weaver served as Southwest Promotion Manager for Arista/Nashville, and as Promotion Coordinator for RCA Records/BMG Distribution in Dallas, Texas. Weaver and the Company have entered into a two year employment agreement (with a Company option to extend the agreement for one year) that calls for a base salary of $150,000, with a percentage increase on the first anniversary date thereof of not less than the percentage change in the Consumer Price Index during the previous year. In addition, Weaver is entitled to participate in the Company's Executive Incentive Plan that could entitle her, based on the Company's performance, to a maximum bonus of 30% of her annual base salary. Weaver was also awarded incentive stock options for 25,000 shares of Company common stock, exercisable at $1.38 per share. Options awarded vest and are exercisable for one-third of the 25,000 shares on each of July 28, 1997, July 28, 1998 and July 28, 1999.

     In connection with Brad Chambers's severance from employment with the Company, the Company and Chambers entered into an Assignment and Release in June 1996. The agreement requires the Company to forgive a $25,000 loan made to Chambers upon commencement of his employment with the Company and also requires the payment of $50,000 to Chambers to settle claims by Chambers relating to the remaining term of his employment contract with the Company.

Plan of Operations - Since Inception

     In addition to the recent developments outlined above, since its inception in late 1994 and the commencement of operations after its initial public offering in late July 1995, the Company has leased space in the vicinity of Nashville's Music Row for use as the Company's headquarters; completed the hiring of its senior management team; signed five Country music artists; released two singles on the Company's label by Gretchen Peters, "When You Are Old" and "I Ain't Ever Satisfied;" released one other single on the Company's label by Charlie Major, "I Do It For The Money," and identified a manufacturer to meet the Company's requirements for the manufacture of CD and cassette recordings for retail sale in the U.S. market.

     The Company currently has a recording contract with Gretchen Peters. In addition to the initial advance to Peters, the Company has incurred $150,000 in recording costs (recoupable from the artist's royalties) in connection with "The Secret of Life," which was shipped for retail distribution starting June 4, 1996.

     The Company currently has a recording contract with Country music artist Bob Woodruff. To date, the Company has incurred $90,000 in recording costs in connection with Woodruff's album (recoupable from the artist's royalties). The album is currently in production, and the Company estimates that an additional $35,000 in recording costs will be incurred over the next three months to finalize it for retail release in the U.S., currently scheduled for January 1997.

     The Company currently has recording contracts with Al Anderson and Jeff Wood. In addition to the initial advances paid to these artists by the Company, to date, the Company has incurred recording costs of $46,000 in connection with Anderson's album, and $150,000 in recording costs in connection with Wood's album (in each case recoupable from royalties). The Company estimates that an additional $2,000 in costs will be incurred in connection with Anderson's album, and another $20,000 in costs will be incurred in connection with Wood's album over the next three months.

     The Company has acquired the licensing rights in the U.S. to distribute Charlie Major's releases. The Company has released Major's first single on the Company's label, "I Do It For the Money," to Country music radio on June 10, 1996, and expects to distribute his first album for the Company in the U.S., "Here and Now," in October 1996. In connection with the foregoing, the Company has incurred approximately $20,000 to modify Major's album for release in North America, most of which amount is recoupable against artist royalties, and has spent approximately $90,000 in radio advertising to promote airplay of Major's release.

     During the next twelve months, the Company intends to (a) release Charlie Major's first album on the Company's label, entitled "Here and Now," in October 1996, (b) continue production on and release the first albums by Al Anderson (currently scheduled for September 1996), Jeff Wood and Bob Woodruff (each currently scheduled for January 1997), (c) sign an agreement with Bob Woodruff's prior record label to acquire, for a period of five years, the worldwide distribution rights to Woodruff's first album, "Dreams & Saturday Nights," recorded on that label, (d) release a third single from Gretchen Peters's "The Secret of Life" album in the fall of 1996, (e) release to Country music radio the first single from Jeff Wood's upcoming album, "Between The Earth And The Stars," entitled "You Just Get One," and (f) seek a distributor or distributors to sell the Company's albums in Australia, the U.K. and certain other foreign markets.

     Based on the Company's current business plan, the Company believes that it can continue to satisfy its cash requirements for operations for at least another twelve months without raising additional funds.


Other Country Music Artists

     The Company continues to explore the opportunities available in the marketplace for the signing of new Country music artists and is currently in negotiations exploring the signing of a sixth artist.

                                     PART II
                                OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders took place on June 28, 1996 at the Company's offices in Nashville, Tennessee.

(b) The stockholders of the Company elected the following five individuals as Directors of the Company, which five individuals constitute the entire Board of Directors of the Company:

              Roy W. Wunsch
              Stanley O. Schaetzle, Jr.
              Frank M. Bumstead
              Charles M. Flood, Jr.
              Donald A. Schlitz

(c) The stockholders of the Company took action on three proposals at the Annual Meeting, including the election of Directors. The vote tabulation for each was as follows:

     1.   Election of Directors

                                           For            Withheld
                                           ---            --------
          Roy W. Wunsch                 3,969,851          15,105
          Stanley O. Schaetzle, Jr.     3,970,051          14,905
          Frank M. Bumstead             3,970,051          14,905
          Charles M. Flood, Jr.         3,969,551          15,405
          Donald A. Schlitz             3,969,751          15,205

     2. Change of the Company's Corporate Name From Veritas Music Entertainment, Inc. to Imprint Records, Inc.

          For:     3,965,712
          Against:    14,244
          Abstain:     5,000

     3. Selection of Drucker, Math & Whitman, P.C., as Company's Auditors for Fiscal Year Ending January 31, 1997

          For:     3,972,052
          Against:     8,304
          Abstain:     9,600

ITEM 5 - OTHER INFORMATION

     On August 22, 1995, the U.S. Patent and Trademark Office rejected the Company's application to register "Veritas" (part of the Company's former name), as the tradename of the Company. On January 17, 1996, a third party objected in writing to the Company's use of the name "Veritas" and demanded that the Company cease doing so. The Company acquiesced in this request and starting February 9, 1996, the Company began doing business under the name "Imprint Records" in accordance with Section 48-14-101(d) of the Tennessee Business Corporation Act.

     Based on the foregoing developments, on April 23, 1996, the Board of Directors of the Company approved for submission to the Company's stockholders an amendment to the Company's Charter to change the Company's corporate name to "Imprint Records, Inc." This amendment to the Company's Charter to change its corporate name was approved by the Company's stockholders at the Company's Annual Meeting of Stockholders on June 28, 1996. The Company filed an Amendment to its Charter with the Tennessee Secretary of State to change its name to Imprint Records, Inc. on July 23, 1996. The Company filed an application for registration of the tradename "Imprint Records" with the U.S. Patent and Trademark Office on February 9, 1996, and is awaiting the outcome of that application, which is expected in September or October of 1996.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index

          3.1 (i) Articles of Amendment of Charter of Veritas Music Entertainment, Inc., dated June 28, 1996.

          10.1 Employment Agreement between the Company and Ms. Anne Weaver, dated as of August 8, 1996.

          10.2 Licensing Agreement between the Company and BMG Music Canada Inc., dated as of August 7, 1996.

          10.3 Licensing Agreement between the Company and Paradoxx Music dated as of August 13, 1996.

          10.4    Assignment and Release between the Company and Mr. Brad
                  Chambers.

     (b) The Company has not filed any reports on Form 8-K.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                IMPRINT RECORDS, INC.



DATE:  September 13, 1996                       By:  /s/Roy W. Wunsch
                                                   ------------------
                                                   Roy W. Wunsch, Chairman
                                                   and Chief Executive Officer



DATE:  September 13, 1996                       By:  /s/Wayne Halper
                                                   -----------------
                                                   Wayne Halper, Chief Financial
                                                   Officer/Vice President -
                                                   Business Development

                                  EXHIBIT INDEX


Exhibit                                                                 Page No.


3.1(i)  Articles of Amendment of Charter of Veritas Music
        Entertainment, Inc., dated June 28, 1996.                            15

10.1    Employment Agreement between the Company and Ms. Anne Weaver,
        dated as of August 8, 1996.                                          16

10.2    Licensing Agreement between the Company and BMG Music Canada
        Inc., dated as of August 7, 1996.                                    24

10.3    Licensing Agreement between the Company and Paradoxx Music,
        dated as of August 13, 1996.                                         48

10.4    Assignment and Release between the Company and Mr. Brad
        Chambers.                                                            53