Form 10QSB/A
period 1996-07-31
IMPRINT RECORDS INC
filed 1996-11-08
CIK 940672

//10QSB_10854.cec

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               Amendment No. 1 to
                                   FORM 10-QSB

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index

          3.1 (i) Articles of Amendment of Charter of Veritas Music Entertainment, Inc., dated June 28, 1996.

          10.1 Employment Agreement between the Company and Ms. Anne Weaver, dated as of August 8, 1996.

          10.2 Licensing Agreement between the Company and BMG Music Canada Inc., dated as of August 7, 1996.*

          10.3 Licensing Agreement between the Company and Paradoxx Music dated as of August 13, 1996.*

          10.4    Assignment and Release between the Company and Mr. Brad
                  Chambers.

     (b) The Company has not filed any reports on Form 8-K.

      * The Company has requested confidential treatment from the Securities and Exchange Commission for portions fo this exhibit, which confidential portions have been filed separately.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                IMPRINT RECORDS, INC.



DATE:  November 7, 1996                         By:  /s/Roy W. Wunsch
                                                   ------------------
                                                   Roy W. Wunsch, Chairman
                                                   and Chief Executive Officer



DATE:  November 7, 1996                         By:  /s/Wayne Halper
                                                   -----------------
                                                   Wayne Halper, Chief Financial
                                                   Officer/Vice President -
                                                   Business Development

                                  EXHIBIT INDEX


Exhibit                                                                 Page No.


3.1(i)  Articles of Amendment of Charter of Veritas Music
        Entertainment, Inc., dated June 28, 1996.                            15

10.1    Employment Agreement between the Company and Ms. Anne Weaver,
        dated as of August 8, 1996.                                          16

10.2    Licensing Agreement between the Company and BMG Music Canada
        Inc., dated as of August 7, 1996.*                                   24

10.3    Licensing Agreement between the Company and Paradoxx Music,
        dated as of August 13, 1996.*                                        48

10.4    Assignment and Release between the Company and Mr. Brad
        Chambers.                                                            53

27      Financial Data Schedule

* The Company has requested confiential treatment from the Securities and Exchange Commission for portions of this exhibit, which confidential portions have been filed separately.