Form 10KSB40/A
period 1996-01-31
IMPRINT RECORDS INC
filed 1996-12-02
CIK 940672

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

(Mark One)

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended      January 31, 1996
                          ---------------------------------

/_/ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from                     to
                              ---------------------   --------------------------

Commission file number     0-26120
                       ---------------------------------------------------------

       Imprint Records, Inc. (formerly Veritas Music Entertainment, Inc.)
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Tennessee                                  62-1587889
-------------------------------------      ------------------------------------
  (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)

  Cummins Station
  209 10th Avenue South, Suite 500
  Nashville, Tennessee                                       37203
---------------------------------------     ------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (615) 244-9585
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
        Title of Each Class                        on Which Registered
        -------------------                        -------------------

                N/A                                       N/A
-------------------------------------      -------------------------------------
-------------------------------------      -------------------------------------
         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

                    Redeemable Common Stock Purchase Warrants
--------------------------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
   ---------   --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. /X/

     The issuer's revenues for its most recent fiscal year were $ -0-.

     On April 19, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $7,176,000, based upon the average closing bid and asked price of the Company's Common Stock on April 19, 1996, which was $3.00.

     As of April 19, 1996, there were 4,738,000 shares of the registrant's Common Stock outstanding.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IMPRINT RECORDS, INC. (FORMERLY
                              VERITAS MUSIC ENTERTAINMENT, INC.)

                              By:
                                 ---------------------------------------------
                                     Roy W. Wunsch, Chairman of the Board
                                  and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                         Date
--------------------------    -----------------------------    -----------------

/S/Roy W. Wunsch              Chairman of the Board and        November 26, 1996
--------------------------    Chief Executive Officer
Roy W. Wunsch                 (principal executive officer)

/S/Wayne R. Halper            Vice President - Business        November 26, 1996
---------------------------   Affairs, and Chief Financial
Wayne R. Halper               Officer (principal financial
                              officer; principal accounting
                              officer)

/S/Frank M. Bumstead          Director; Treasurer and          November 26, 1996
--------------------------    Secretary
Frank M. Bumstead

/s/Charles M. Flood, Jr.      Director                         November 26, 1996
---------------------------
Charles M. Flood, Jr.

/s/Stanley O. Schaetzle, Jr.  Director; President              November 26, 1996
----------------------------
Stanley O. Schaetzle, Jr.

/s/Donald A. Schlitz          Director                         November 26, 1996
----------------------------
Donald A. Schlitz

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT                                                              PAGE NUMBER
-------                                                              -----------

10.34 -- Recording Contract between the Company and Gretchen
         Peters.*                                                         4

10.35 -- Recording Contract between the Company and Al
         Anderson.*                                                      35

10.36 -- Recording Contract between the Company and Jeff
         Wood.*                                                          76

----------
     * The Company has requested confidential treatment for portions of this Exhibit from the Securities and Exchange Commission, which confidential portions have been filed separately.