Form 10QSB/A
period 1996-04-30
IMPRINT RECORDS INC
filed 1996-12-02
CIK 940672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT No.2
                                       TO
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1996

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

Commission file number   0-26120



       IMPRINT RECORDS, INC. (FORMERLY VERITAS MUSIC ENTERTAINMENT, INC.)
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                    Tennessee                               62-1587889
--------------------------------------------------------------------------------
      (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                  Identification Number)



     Cummins Station, 209 10th Avenue South, Suite 500, Nashville, TN 37203
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (615) 244-9585
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
     -----

      As of June 12, 1996, the Company had outstanding 4,738,000 shares of common stock, no par value.

      Traditional Small Business Disclosure Format (check one):

Yes    X       No
     -----

                                                Page 1 of 81 sequentially
                                                numbered pages.
                                                Exhibit Index begins on page 3.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IMPRINT RECORDS, INC.
                                    (FORMERLY VERITAS MUSIC ENTERTAINMENT, INC.)

DATE:  November 26, 1996            By:  /s/Roy W. Wunsch
                                       ------------------
                                              Roy W. Wunsch, Chairman
                                              and Chief Executive Officer

DATE:  November 26, 1996            By:  /s/Wayne Halper
                                       -----------------
                                              Wayne Halper, Chief Financial
                                              Officer/Vice President -
                                              Business Development

                                  EXHIBIT INDEX


 Exhibit                                                               Page No.
-----------                                                            --------

10.1  Distribution Agreement between the Company and
      Distribution North America dated as of April 1, 1996*                 4

10.2  Agreement between the Company and Timtojay Music,                    19
      Inc. dated as of April 30, 1996*

     * - The Company has requested confidential treatment from the Securities and Exchange Commission for portions of this Exhibit, which confidential portions have been filed separately.