Form 10QSB
period 1996-10-31
IMPRINT RECORDS INC
filed 1996-12-16
CIK 940672

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1996

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________


Commission file number   0-26120
                       -----------



                              IMPRINT RECORDS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Tennessee                                       62-1587889
--------------------------------------     -------------------------------------
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

Yes    X       No
   -----------   ------------

     As of December 13, 1996, the Company had outstanding 4,738,000 shares of common stock, no par value.

     Traditional Small Business Disclosure Format (check one):

Yes      X       No
   -------------   -----------

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              IMPRINT RECORDS, INC.
                   Formerly, Veritas Music Entertainment, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS


                                                   October 31,    January 31,
                                                       1996           1996
                                                   -----------    -----------
Current assets:

  Cash and cash equivalents                         $ 1,297,412   $ 4,405,672
  Investments, commercial paper                             -         999,733
  Accounts receivable, net                               85,358           -
  Inventory                                             334,195           -
  Other current assets                                   85,857        94,008
                                                    -----------   -----------
                                                      1,802,822     5,499,413
                                                    -----------   -----------

Fixed assets, net                                       401,083       348,631
                                                    -----------   -----------

Other assets:
  Organization and other costs, net                      18,585        23,103
  Other assets                                           21,817        45,108
                                                    -----------   -----------
                                                         40,402        68,211
                                                    -----------   -----------

                                                    $ 2,244,307   $ 5,916,255
                                                    -----------   -----------
                                                    -----------   -----------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities            $   184,166   $    78,163
                                                    -----------   -----------

Commitments

Shareholders' equity:

Common stock, no par value;
 authorized, 9,000,000 shares;
 issued and outstanding, 4,738,000 shares             6,301,792     6,301,792
Additional paid-in capital                              577,425       577,425
Deficit accumulated during the
 development stage                                 ( 4,819,076)  ( 1,041,125)
                                                    -----------   -----------
                                                      2,060,141     5,838,092
                                                    -----------   -----------

                                                    $ 2,244,307   $ 5,916,255
                                                    -----------   -----------
                                                    -----------   -----------



                        See notes to financial statements.                     2

                              IMPRINT RECORDS, INC.
                   Formerly, Veritas Music Entertainment, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                                              December 8,
                                                                                                                 1994
                                           Three months      Three months     Nine months     Nine months     (inception)
                                              ended             ended           ended           ended         to October
                                            October 31,       October 31,     October 31,     October 31,      31, 1996
                                              1996              1995            1996            1995         (cumulative)
                                          --------------    -------------   --------------   ------------   --------------
Sales, net of returns and allownaces      $      93,858     $      -         $     93,858     $    -         $     93,858

Cost of goods sold                               13,173            -               13,173          -               13,173
                                          -------------     ------------     ------------     ----------     ------------

Gross profit                                     80,685            -               80,685          -               80,685
                                          -------------     ------------     ------------     ----------     ------------

 Artist development and promotion               803,001            -            2,415,314          -            2,917,393

 General and administrative expenses            498,405          352,443        1,569,183        389,826        2,182,878
                                          -------------     ------------     ------------     ----------     ------------
                                              1,301,406          352,443        3,984,497        389,826        5,100,271
                                          -------------     ------------     ------------     ----------     ------------

Loss from operations                     (    1,220,721)   (     352,443)   (   3,903,812)   (   389,826)   (   5,019,586)
                                          -------------     ------------     ------------     ----------     ------------

Interest expense                                  -                -                -        (    98,071)   (      98,071)

Interest income                                  22,541           87,247          125,861         92,437          298,581
                                          -------------     ------------     ------------     ----------     ------------
                                                 22,541    (      87,247)         125,861    (     5,634)         200,510
                                          -------------     ------------     ------------     ----------     ------------
Net loss                                 ($   1,198,180)   ($    265,196)   ($  3,777,951)   ($  395,460)   ($  4,819,076)
                                          -------------     ------------     ------------     ----------     ------------
                                          -------------     ------------     ------------     ----------     ------------

Net loss per common stock share          ($         .25)   ($        .06)   ($        .80)   ($      .10)   ($       1.13)
                                          -------------     ------------     ------------     ----------     ------------
                                          -------------     ------------     ------------     ----------     ------------

Weighted average shares outstanding           4,738,000        4,738,000        4,738,000      3,879,333        4,270,000
                                          -------------     ------------     ------------     ----------     ------------
                                          -------------     ------------     ------------     ----------     ------------



                        See notes to financial statements.                     3

                              IMPRINT RECORDS, INC.
                   Formerly, Veritas Music Entertainment, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                               December 8, 1994
                                          Nine months        Nine months        (inception) to
                                            ended               ended          October 31, 1996
                                       October 31, 1996    October 31, 1995      (cumulative)
                                       ----------------    ----------------    ----------------
Cash flows from
 operating activities:

Net loss                                   ($3,777,951)      ($    395,460)       ($4,819,076)
Adjustments to
 reconcile net loss
 to net cash used in
 operating activities:
 Amortization                                   72,057             100,034            176,471
 Changes in assets and
  liabilities:
   Accounts receivable                     (    85,358)               -           (    85,358)
   Inventory                               (   334,195)               -           (   334,195)
   Other current assets                          8,151       (      47,985)       (    85,857)
   Organization costs                              -         (      30,131)       (    30,131)
   Other assets                                 23,291       (      41,916)       (    21,817)
   Accounts payable and
    accrued expenses                           106,003              30,219            184,164
                                           -----------       -------------        -----------

Net cash used in
 operating activities                      ( 3,988,002)      (     385,239)       ( 5,015,799)
                                           -----------       -------------        -----------
Cash flows from investing
 activities:
 Leasehold improvements                    (       639)      (     128,196)       (   220,835)
 Furniture and equipment                   (   119,352)      (      66,665)       (   254,859)
 Investments purchased,
  commercial paper                                 -              (985,588)       (   999,733)
 Investments sold,
  commercial paper                             999,733                -               999,733
                                           -----------       -------------        -----------
Cash provided (used) in
 investing activities                          879,742       (   1,180,449)       (   475,694)
                                           -----------       -------------        -----------
Cash flows from financing
 activities:
 Deferred loan cost                                -         (      15,312)       (    15,312)
 Deferred stock offering costs                     -         (     252,390)       (   252,390)
 Shareholder loan - proceeds                       -                 1,400              1,400
 Shareholder loan - payment                        -         (       1,400)       (     1,400)
 Notes payable - proceeds                          -               225,000            225,000
 Notes payable - payment                           -         (     300,000)       (   300,000)
 Issuance of common stock                          -
  and warrants, net of stock
   offering costs                                  -             7,131,372          7,131,607
                                           -----------       -------------        -----------

Net cash provided by
 financing activities                             -              6,788,670          6,788,905
                                           -----------       -------------        -----------
(Decrease) increase in cash                ( 3,108,260)          5,222,982          1,297,412

Cash and cash equivalents,
 beginning                                   4,405,672                 235                  0
                                           -----------       -------------        -----------
Cash and cash equivalents,
 ending                                    $ 1,297,412       $   5,223,217        $ 1,297,412
                                           -----------       -------------        -----------
                                           -----------       -------------        -----------


                        See notes to financial statements.                     4

                              IMPRINT RECORDS, INC.
                   Formerly, Veritas Music Entertainment, Inc.
                          (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS





1. The condensed financial statements at October 31, 1996 and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the fiscal year ended January 31, 1996. The results of operations for the three and nine months ended October 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1997.

2.   Significant accounting policies:

     Revenue recognition:

     Sales of records in the United States are recognized upon transfer of title, which coincides with shipment of products to retail outlets and other trade channels. A provision for expected returns is recorded at the time a sale is recognized.

     Inventory:

     Inventory is valued at the lower of cost, (determined on a first in, first out basis) or market.

3.   Receivables, net:

     Net receivables consist of the following:

                                                   October 31,     January 31,
                                                       1996            1996
                                                   -----------     -----------

     Accounts receivable, trade                    $   573,378     $      -
     Allowance for returns                        (    488,020)           -
                                                   -----------     -----------

                                                   $    85,358     $      -
                                                   -----------     -----------
                                                   -----------     -----------

ITEM 2. PLAN OF OPERATIONS

             The following discussion of the financial condition and results of operations of Imprint Records, Inc. ("Imprint" or the "Company") should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

OVERVIEW

             Imprint was incorporated in December 1994 under the laws of Tennessee, and began operations after its initial public offering in late July 1995. Since it began operations, the Company has signed five artists: Gretchen Peters, Al Anderson, Jeff Wood, Ryan Reynolds and Bob Woodruff. Imprint has licensed from BMG-Canada the rights to distribute recordings of Canadian Country music artist Charlie Major in the United States.

             The Company has released three albums, which combined have achieved sales of approximately 87,700 units.

             Imprint has also entered into foreign licensing agreements with BMG-Canada and Paradoxx Records, which grant those licensees the right to release Imprint records in their respective licensed territories. These agreements cover the territories of Canada and Brazil, respectively. Paradoxx released Gretchen Peters's and Al Anderson's first albums on the Imprint label in this last quarter of 1996.

             Imprint's records are currently being distributed in the United States by Distribution North America of Cambridge, Massachusetts under a distribution agreement.


RESULTS OF OPERATIONS

             The Company is considered to be in the development stage, as no significant revenues from operations have been earned.

             As is industry practice, Imprint records revenues for sales of its cassettes and compact disks when those products are shipped to retailers. Also consistent with industry practice, the Company's recordings are sold to retailers on a returnable basis. Because the Company has no historical sales pattern upon which to estimate the return rate for its products, the Company's reserve for returns and allowances is based solely on data obtained from SoundScan, an industry organization which tracks retail sales.

             For the three months ended October 31, 1996, the Company had revenues from operations, net of returns and allowances, of $93,858.


RECENT DEVELOPMENTS

             Imprint artist Gretchen Peters's first album, THE SECRET OF LIFE, continues to receive national media critical acclaim. According to SoundScan, Imprint has sold approximately 10,000 units of Ms. Peters's album. THE SECRET OF LIFE was released in the United Kingdom in November 1996. Imprint plans to release a second single for radio air play from the album in January 1997.


_________________________

     (1) The last 10-QSB states that Paradoxx had plans to release two albums and BMG one during the quarter ended October 31, 1996.

             Al Anderson, noted Country songwriter and former member of the band "NRBQ," released his first album on the Imprint label, PAY BEFORE YOU PUMP, in September 1996. 10,000 units have been distributed for sale at music retail locations in the United States. The first song released for radio from PAY BEFORE YOU PUMP received and is currently receiving air play from the radio format known as "Americana".

             Canadian Country music artist Charlie Major's previously recorded BMG-Canada album HERE AND NOW was released by Imprint in the United States in October 1996. 15,000 units have been distributed for sale at music retail locations in the United States. One single from HERE AND NOW was released for radio air play at the time the album was released, and a second single from the album will be released within the next ninety days.

             Imprint artist Jeff Wood has completed recording his first album, BETWEEN THE EARTH AND THE STARS, for scheduled release in January 1997. The first single from this album, "You Just Get One," was number 59 on the Country music singles chart in the December 14, 1996 issue of BILLBOARD MAGAZINE. BETWEEN THE EARTH AND THE STARS was produced by Mark Bright, who also produced the successful Blackhawk band albums for Arista Records. The Company plans to release additional singles from this album following "You Just Get One," which continues to build favorable air play.

             Through the efforts of Imprint President Bud Schaetzle, nationally-known talk show host Kathy Lee Gifford invited Jeff Wood to appear on her annual CBS Television Christmas Special, JUST IN TIME FOR CHRISTMAS, broadcast on December 11, 1996. During the special, he performed "Use Mine," a song from his new album. The Company views this television appearance as an important introduction of Jeff Wood to a national audience.

             The Company is in the process of negotiating the rights to a Country music version of "The Macarena," by The GrooveGrassBoyz. Though the contract is not complete, an understanding has been reached allowing the Company to release this single to radio stations, which occurred in November 1996 and has generated favorable air play. The Company has currently processed retail orders for more than 70,000 units of the single recording.

             During the period from August 1 through October 31, 1996, the Company has incurred approximately $100,000 in direct recording costs.

             The Company is continuing negotiations for licensing agreements for distribution of its product in Australia, the United Kingdom, and the rest of Europe.

             During the next twelve months, the Company plans the following activities with respect to its operations.


PLAN OF OPERATIONS

             The Company plans to release Jeff Wood's first album, BETWEEN THE EARTH AND THE STARS, in late January 1997. Once the radio air play of "You Just Get One" has subsided, the Company intends to release a second single form the album, "Use Mine," accompanied by a music video of that song. The Company also plans for Wood to support the release of the album with a touring schedule of live performances around the country.

             Imprint has scheduled Bob Woodruff's first album on the Company's label for release in March 1997. The release of the album will be supported by live performances by Woodruff scheduled to coincide with radio station air play and retail music store promotions.

             The Company plans to introduce new Country music artist Ryan Reynolds to the public in the first half of 1997. Reynolds is currently recording material for his first album, the first single from which Imprint plans to release for radio station air play sometime in April or May 1997. The Company will spend the first part of 1997 promoting this new artist to Country music radio stations throughout the United States.

             BMG-Canada plans to release Gretchen Peters's THE SECRET OF LIFE album in Canada during the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

             Based on the Company's current business plan, the Company believes that it can continue to satisfy its cash requirements for operations for approximately six or seven months. In order to conserve capital resources, Roy Wunsch, Chairman and Chief Executive Officer of the Company, and Bud Schaetzle, President of the Company, agreed to temporarily defer 50% of their salaries commencing on or about September 1, 1996, and 100% of their salaries as of December 1, 1996.

             The Company has begun considering sources of additional capital to finance its operations following the expiration of the six to seven month period for which it currently has cash on hand to finance operations.

SAFE HARBOR PROVISION REGARDING FORWARD-LOOKING STATEMENTS

             This Quarterly Report contains so-called forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), the occurrence or non-occurrence of which entail substantial risks and uncertainties. When used herein, the words "anticipate," "intend," "plan," "believe," "hope," "estimate' and "expect," and any similar words or phrases as they relate to the Company or its operations, are intended to identify such forward-looking statements. Several significant variables could cause the Company's actual results, performance or achievement for fiscal 1998 and beyond to deviate materially from those set forth in such forward-looking statements. These factors include but are not limited to: the commercial success of Imprint's new and existing artists, relationships with Imprint artists, and producers and other industry professionals, attraction and retention of key personnel, general economic and business conditions, and new competitors and increased competition from existing competitors in the recorded music industry.

                                     PART II
                                OTHER INFORMATION



ITEM 5 - OTHER INFORMATION

             The Company's application for registration of the tradename "Imprint Records," filed on February 9, 1996 with the U.S. Patent and Trademark Office, remains pending.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

             (a)  EXHIBIT INDEX

                    27   Financial Data Schedule


             (b)  The Company has not filed any reports on Form 8-K.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           IMPRINT RECORDS, INC.



DATE:  December 13, 1996                  By: /s/Roy W. Wunsch
                                             -------------------------------
                                                 Roy W. Wunsch, Chairman
                                                 and Chief Executive Officer



DATE:  December 13, 1996                  By:  /s/Wayne Halper
                                             -------------------------------
                                                  Wayne Halper, Chief Financial
                                                  Officer/Vice President -
                                                  Business Development

                                  EXHIBIT INDEX



Exhibit                                                               Page No.
-------                                                               -------

 27     Financial Data Schedule