Form 10KSB
period 1997-01-31
IMPRINT RECORDS INC
filed 1997-05-01
CIK 940672

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the fiscal year ended       January 31, 1997
                          ------------------------

| | Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number    2-90794
                       --------------------------------------------------------

                              Imprint Records, Inc.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Tennessee                                   62-1587889
------------------------------------        -----------------------------------
    (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

    Cummins Station
    209 10th Avenue South, Suite 500
    Nashville, Tennessee                               37203
------------------------------------        -----------------------------------
  (Address of Principal Executive Offices)             (Zip Code)

                                 (615) 244-9585
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
    Title of Each Class                            on Which Registered
------------------------------------        -----------------------------------
             N/A                                           N/A
------------------------------------        -----------------------------------

------------------------------------        -----------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
-------------------------------------------------------------------------------
                                (Title of Class)

                    Redeemable Common Stock Purchase Warrants
-------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. | |

         The issuer's revenues for its most recent fiscal year were $157,000.

         On April 23, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,899,490, based upon the average closing bid and asked price of the Company's Common Stock on April 23, 1997, which was $1.19.

         As of April 23, 1997, there were 4,738,000 shares of the registrant's Common Stock outstanding.

                                     PART I

ITEM 1.      BUSINESS.

                                     GENERAL

           Imprint Records, Inc. (the "Company"), the registrant, was incorporated under Tennessee law in 1994 as Veritas Music Entertainment, Inc. Through January 31, 1997 the Company had realized $157,000 in revenues from operations, net of returns and allowances, all of which was generated in the last two fiscal quarters of the fiscal year ended January 31, 1997. Following an initial public offering (defined below), the Company entered the music recording business, through the release of debut albums of new Country music artists and albums by emerging Country music artists. In this context, a "new" artist is defined as an artist who has not recorded an album for a recording company or engaged in performance touring intended to promote the artist or the artist's recordings. An "emerging" artist is defined as an artist who has recorded an album or has otherwise experienced modest commercial success, either through the Company or another label. Artists in the beginning stages of their careers, such as new and emerging artists, are not demonstrated generators of significant profits for recording companies, and therefore, their services usually can be acquired by a recording company at a lower royalty rate and advance rate than for established artists. Through a program of media and live performance exposure, the Company hopes to build its artists' popularity, positioning them to attract promotional opportunities within the Country music field and enhancing the likelihood of the artists' success. To generate the funds to begin the development of its artists, the Company completed an initial public offering of its Common Stock (the "Common Stock") and redeemable Common Stock purchase warrants (the "Redeemable Warrants") in July 1995, from which it received, after the over-allotment option was fully taken up by the underwriter, proceeds of approximately $7,000,000.

           The Company currently has enough working capital on hand to fund its operations for three to four months, and is pursuing sources of additional financing to maintain its operations beyond that time period. If additional financing is not available, the Company may have to cease operations. See "Liquidity and Capital Resources."

                   ARTIST RELATIONSHIPS AND ARTIST DEVELOPMENT

OVERVIEW

           The Company was incorporated in December 1994 under the laws of Tennessee, and began operations after its initial public offering in late July 1995. Since it began operations, the Company has signed album recording agreements with five artists: Gretchen Peters, Al Anderson, Jeff Wood, Ryan Reynolds and Bob Woodruff. The Company has licensed from BMG-Canada the rights to distribute recordings of Canadian Country music artist Charlie Major in the United States. On April 10, 1996, the Company declined to exercise its option under its recording contract with Gretchen Peters for additional albums, releasing her from her obligations to the Company thereunder.

           The Company's long-range plan is to develop an additional three to seven new or emerging Country music artists, in addition to the four artists currently under contract, during the next three years. The Company's objective has been to develop profitable operations by concentrating its financial and creative resources on this small number of artists, developing a tailored marketing and promotion plan for each, and implementing a marketing plan for each artist's new release (detailing timing, media to be utilized, and follow-up promotions to be employed after each event).

            Through the fiscal year ended January 31, 1997, the Company had released four albums and four singles, which combined represent gross shipments of approximately $954,843 (wholesale) of merchandise for retail music store sale.

            The Company has also entered into foreign licensing agreements with BMG-Canada and Paradoxx Music, which grant those licensees the right to release the Company's records in their respective licensed territories. These agreements cover the territories of Canada and Brazil, respectively. Paradoxx released Gretchen Peters's album and Al Anderson's first album on the Company label in the last quarter of 1996.

            The Company's records are currently being distributed in the United States by Distribution North America of Cambridge, Massachusetts under a distribution agreement. In addition, the Company has executed a licensing agreement with The Hit Label, permitting that company to manufacture and distribute the Company's albums in the United Kingdom, and has also executed an agreement with Columbia House Record Club for the Company's artists' recordings to be sold through that company's direct mail catalogs.

GROOVEGRASS BOYZ PROJECT

            The Company has acquired the rights to the Country music version of "The Macarena," by The GrooveGrass Boyz. The Company released this single to Country music radio stations in November 1996 and generated favorable air play. The song remained in the top 10 of the BILLBOARD MAGAZINE Country singles sales chart for several weeks, and is still in the top 15 on this chart. The Company has processed shipments of approximately 100,000 units. SoundScan reports sales of approximately 60,000 units to date, and the Company expects to sell 70,000 to 80,000 units total. The Company has licensed the song to Paradoxx, its licensee distributor in Brazil, and to third party music marketers and record labels in the U.S. and Australia. Paradoxx included the GrooveGrass Boyz "The Macarena" performance on a compilation album, and has reported to the Company sales of 70,000 units to date.

            The Company is currently in negotiations with the producer and creator of the GrooveGrass Boyz for a full-length album, featuring "The Macarena" and similarly-produced works.

RECORDING CONTRACTS WITH ARTISTS

            JEFF WOOD. The Company's artist Jeff Wood has completed recording his first album, BETWEEN THE EARTH AND THE STARS, 60,000 units which started shipping to retail music stores on January 28, 1997. The first single from this album, "You Just Get One," was Number 59 on the Country music singles chart in the December 14, 1996 issue of BILLBOARD MAGAZINE. "You Just Get One," and "Use Mine," the second single released from Wood's album, have made the charts on both BILLBOARD and R&R'S air play lists, reaching as high as 55 and 46, respectively. The Company expects that future singles from Wood's album will reach even higher positions on the industry air play charts.

            Jeff Wood has been performance touring actively for the past few months to support the release of his album, opening for such artists as Blackhawk, Deanna Carter, Suzy Bogguss and Wynonna Judd. In addition, the music video for "Use Mine" is currently receiving substantial air play on Country Music Television. The next single to be released to support Between the Earth and the Stars is expected to reach Country music radio starting at the end of May 1997.

            GRETCHEN PETERS. Gretchen Peters's first album on the Company's label, THE SECRET OF LIFE, received national media critical acclaim. According to SoundScan, the Company has sold approximately 11,000 units of Ms. Peters's album. THE SECRET OF LIFE was released in the United Kingdom in November 1996. The Company released "The Secret Life", the third single from the album, for radio air play in the U.S. in January 1997.

            Unfortunately, the Company's attempts to promote and market
Ms. Peters's album within the Country and Adult/Contemporary radio formats have not met with commercial success. As a result, the Company on April 10, 1997 decided not to exercise its option for additional albums under its recording contract with Ms. Peters, releasing her from that agreement. The Company has between 25,000 to 30,000 copies of Ms. Peters's album in the retail music marketplace at this time, and due to the significant reduction by the Company in marketing and promotional support for this recording, there can be no assurance that any of this inventory will be sold over the next twelve months.
Management has considered the valuation of this inventory, and believes it has adquate reserves to address this situation.

            Ms. Peters continues to perform, both in the U.S. and the United Kingdom, to promote THE SECRET OF LIFE, and continues to generate critical acclaim and strong media support for her music.

            AL ANDERSON. Al Anderson, noted Country songwriter and former member of the band "NRBQ," released his first album on the Company's label, PAY BEFORE YOU PUMP, in September 1996.

10,000 units have been distributed for sale at music retail locations in the United States, with sales of approximately 4,300 units to date. The first song released for radio from PAY BEFORE YOU PUMP received significant air play from the radio format known as "Americana." The Company has until late June 1997 to decide to exercise its option for additional albums by Anderson, and it has not yet decided if it will do so.

            CHARLIE MAJOR. Canadian Country music artist Charlie Major's previously recorded BMG Canada album, HERE AND NOW, was released by the Company in the United States in October 1996. 10,000 units have been distributed for sale at music retail locations in the United States, and sales to date have been 1,000 units. One single from HERE AND NOW was released for radio air play at the time the album was released, and the second single from the album, "Tell
Me Something I Didn't Know", was released July 26, 1996, and failed to stimulate significant air play.

            For the past few months, Major toured with the band BR5-49, which records on the Arista record label, to help build consumer awareness for Major's music. However, due to the lack of significant air play for HERE AND NOW, sales have been disappointing.

            The Company is currently waiting to evaluate the music from Major's next BMG-Canada album before deciding whether to exercise the Company's option, under its licensing agreement with Major, to release that album in the U.S. on the Company's label. Once Major delivers his next album to BMG-Canada, the Company has 30 days to decide whether to exercise its option to distribute that album.

            BOB WOODRUFF. The Company released Bob Woodruff's initial album on the Company's label, DESIRE ROAD, on March 25, 1997, and the Company is promoting it through the customary retail music channels. The album has received immediate radio air play in the Americana radio format, where it was Number 11 on GAVIN'S Americana Chart (May 2, 1997 issue). The Company plans to release the first single from Woodruff's album to Country music radio in May or June 1997. Approximately 10,000 units of DESIRE ROAD were initially shipped to retail music outlets. To date, the album has received favorable print media reviews and attention.

            RYAN REYNOLDS. The Company is currently completing production work on Ryan Reynolds' debut album. The Company introduced Reynolds to radio programmers in March 1997 at the Country Radio Seminar, an annual gathering of Country music radio programmers, record label executives, radio syndicators, consultants and broadcast radio equipment representatives held in Nashville. The reaction to Reynolds's music was positive.

            Over the past 60 days, a three song sampler of music from Reynolds's yet to be released album was sent to Country music radio stations, and has received a positive response. Reynolds is currently touring Country music radio stations with representatives of the Company to introduce his music to programming executives in a more intimate setting, in advance of the release to Country music radio of the first single from Reynolds's album, currently scheduled for June 1997.

            GENERAL PROVISIONS OF RECORDING CONTRACTS. The Company's recording contracts with each of its artists provide for an advance on the initial album (part or all of which is paid to the artist upon signing the contract), with an increasing advance on subsequent albums, depending upon the success of prior albums released under the contract. Each contract provides for recording of an initial album, with options exercisable by the Company for an additional three to seven albums. In certain cases, the Company's ability to exercise an option for an additional album is contingent upon prior albums released under the contract attaining a certain level of unit sales. Each contract provides for a base royalty rate that increases for subsequent albums and, as to each album, increases as sales of that release rise. The range of base royalty rates payable to the Company's artists under the various recording contracts is 22% to 30% (wholesale). Generally, the Company is responsible for recording costs associated with each album, all of which may be recouped by the Company from royalties payable to the artist. All master recordings and duplicates thereof (including the worldwide copyright in such recordings), together with the performances embodied therein, are the exclusive worldwide property of the Company.

            Each of the recording contracts grants to the Company the exclusive right during the term thereof, and the non-exclusive right thereafter, to use the artist's name, voice, likeness, and biographical data for purposes of advertising, promotion and sale of the musical compositions recorded under the contract.

Each artist has also agreed to perform his or her recordings in music videos, which will be used to promote the artist's albums.

OTHER ARTISTS

            As part of its regular business, the Company is regularly in contact with other new and emerging Country music artists and may sign one or more artists to a recording contract in the next twelve months, although no assurance can be given that it will do so.


                         MANUFACTURING AND DISTRIBUTION

MANUFACTURING

            The Company owns no manufacturing facilities or distribution channels for manufacture and wholesale distribution of CDs and cassette recordings of its albums. The Company currently utilizes an unaffiliated manufacturer to meet its manufacturing requirements on an order-by-order basis. This manufacturer has fulfilled the Company's initial orders for retail inventory for Gretchen Peters's, Al Anderson's, Charlie Major's and Jeff Wood's debut albums on the Company's label. The Company estimates that there are in excess of 15 other manufacturers with sufficient capacity to meet the Company's anticipated manufacturing requirements for the next twelve to twenty-four months, should the Company's arrangements with its current manufacturer become unavailable, which unavailability the Company considers unlikely.

DOMESTIC DISTRIBUTION

            The Company has signed an agreement with Distribution North America ("DNA") to distribute the Company's CDs and cassettes in the U.S. retail market; DNA is currently distributing Gretchen Peters's THE SECRET OF LIFE ALBUM, Al Anderson's PAY BEFORE YOU PUMP album, and Jeff Wood's BETWEEN THE EARTH AND THE STARS album. The Company has been informed that DNA has been acquired by Woodland, California-based Valley Distribution ("Valley"). The Company expects that Valley, as successor in interest to DNA under the Distribution Agreement between the Company and DNA, will continue to distribute the Company's recordings without any material changes in the relationship between the parties.

INTERNATIONAL DISTRIBUTION AND LICENSING

            In mid-August 1996, the Company signed an agreement with Paradoxx Music for release and distribution of the Company's recordings in Brazil. Although not currently a major market for Country music, the Company believes Brazil may be an emerging market for the Company's products. The agreement calls for the Company to receive a licensing fee from Paradoxx for each Company recording sold. Paradoxx released both Gretchen Peters's THE SECRET OF LIFE album and Al Anderson's PAY BEFORE YOU PUMP album in the last quarter of 1996.

            In mid-August 1996, the Company signed an agreement with BMG Music Canada Inc. for release of the Company's recordings in Canada. As with the Paradoxx license, the agreement calls for the Company to receive a licensing fee from BMG for each Company recording sold. BMG released THE SECRET OF LIFE in Canada during the first quarter of 1997.

            In January 1997, the Company entered into a three year licensing agreement with The Hit Club for that company to manufacture and distribute the Company's artists' recordings in the United Kingdom. The agreement permits The Hit Club to decide, on an album-by-album basis, whether to distribute the Company's albums for release. In the event The Hit Club elects not to release an album, the Company has the right to distribute that album through an alternative source. The Company receives a licensing fee on each album sold by The Hit Club.

            In addition, also in January 1997, the Company signed a three year agreement with Columbia House Record Club for Columbia House Record Club to market the Company's recordings through its direct mail catalogs. Under the agreement, the Company has granted Columbia House Record

Club access to its master recordings and the non-exclusive right to distribute its artists' albums in North America, in return for a licensing fee payable to the Company for each album sold.

            The Company is continuing negotiations for licensing agreements for distribution of its product in Australia and the rest of Europe.

LICENSING AGREEMENTS FOR OTHER LABEL'S RECORDINGS


            The Company has reached an agreement with Bob Woodruff's prior record label to acquire the exclusive rights to distribute worldwide Woodruff's first (and only) album recorded on that label, DREAMS & SATURDAY NIGHTS, for a period of five years. The agreement provides for a licensing fee to be paid to Woodruff's prior label for each copy of DREAMS & SATURDAY NIGHTS sold by the Company, with the remainder of the net proceeds from such sales to be retained by the Company.

                                INDUSTRY OVERVIEW

            According to the Recording Industry Association of America (the "RIAA"), a trade group whose members manufacture most of the music recordings produced in the United States, industry-wide retail music sales in the United States rose to $12.533 billion in 1996, from $12.320 billion in 1995, a 1.7% increase over 1995 sales. This modest increase follows 1995's 2.6% increase over 1994 sales. During 1996, Country music's share of the total aggregate sales of music recordings dropped from 16.7% to 14.7%, or $1.84 billion. The 1996 results reflect a decrease of 12% from 1995's level. Rock music, while losing just under 1.0% of its share of the music market, remained the dominant music genre in 1996, with 32.6% of the total. 68% (by units) of music of all types is now sold in compact disc form, followed by cassettes, which account for just under 20% of the market.

            According to BILLBOARD MAGAZINE, Country music artists continue to sell well, and such newcomers as Shania Twain, Leann Rhimes and Nanci Griffith have achieved significant sales with recent releases.

            The Company also promotes some of its artists' releases in the "Americana" music radio format. The Americana music format, as defined by industry trade publications, is a distinct market niche consisting of country-flavored music with pop and even rock music attributes, making for an edgier sound than pure Country music.

            During 1996, there was a reduction in the number of radio stations across the U.S. that broadcast Country music full-time. According to the 1997 CMA COUNTRY RADIO DIRECTORY, at the beginning of 1997 there were 2,285 radio stations across the U.S. programming Country music, down from 2,321 a year earlier, a decrease of 1.6% from the prior year, and down 5.9% from the all-time high of 2,427 stations at the beginning of 1994.

            In the 1996 annual fall radio listening ratings, Country music radio listenership decreased from 10.6% (summer ratings period) to 10.5%, according to Arbitron, the national radio station listenership ratings service. Arbitron surveys radio listeners age 12 and older. This represents a decline from 1995's 12.1% fall ratio listenership for Country formats. Over the 1996 fall ratings period, Country music radio listenership declined with respect to the 35-64 age group, declined slightly as to all male listeners, and declined noticeably among teenage listeners, while improving slightly among the overall female audience. By comparison, "Top 40" listenership was flat, all three "Rock" formats (album, modern and classic) were down slightly, "Adult/Contemporary" and "R&B" were up slightly, and "News/Talk" increased strongly.

            Trends in popular music are constantly changing. There can be no assurance that the level of popularity of Country music, or its Americana derivation, will continue.

                                   COMPETITION

            Country music sales, and worldwide music sales in general, are dominated by the six "major" music entertainment companies and several larger "independent" labels. According to SoundScan, Inc., a market research company that compiles music recordings sales data, the music divisions of SONY,

Time-Warner (WEA), Bertelsmann (BMG), MCA (UNI), Thorn-EMI (EMD) and PolyGram
(PDG) account for approximately 78.8% of the $22 billion global market for recorded music; independent music recording companies account for the remainder (1996 figures). For the first time ever, the Grammy Award for best new artist went to a Country performer, Curb Records recording artist Leann Rhimes.

            Curb, one of the most active and successful Nashville-based labels, has had significant success in the Country format in the past few years with albums by Hal Ketchum and Tim McGraw.

            Each of the major entertainment companies has one, and in some cases two or three, labels under which they record, promote and sell Country music. In addition, several smaller independent recording companies exist in competition with the Company.

            Competition for radio airtime, music retail shelf space, and video broadcast time is intense. This competition cuts across all music genres. Within the Country music genre, this competition is particularly intense. There is also substantial competition among Country music labels to sign new artists and renew the contracts of successful artists. All of the Company's competitors are larger and better capitalized than the Company.

                            TRADEMARKS AND TRADENAME

            The Company filed an application for registration of the tradename "Imprint Records" with the U.S. Patent and Trademark Office on February 9, 1996, which tradename was registered in that office on January 7, 1997 (Reg. No. 2,028,865).

                                    EMPLOYEES

            As of April 23, 1997, the Company had 17 total employees, all of which were full-time.

ITEM 2.     PROPERTIES.

            The Company leases approximately 10,500 square feet of office space in Nashville, Tennessee, as its corporate headquarters. The five-year lease, of which approximately four years remain, provides for an annual rental of approximately $68,600 in years one and two and approximately $79,100 in years three, four and five, and contains two five-year options to renew at the then-prevailing market rental. The Company does not own or lease any other real property.

ITEM 3.     LEGAL PROCEEDINGS.

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            The Common Stock and Redeemable Warrants were initially registered and began trading separately on the close of the Company's initial public offering on July 25, 1995.

            The Common Stock and Redeemable Warrants of the Company are traded in the over-the-counter market and are quoted on the Nasdaq SmallCap inter-dealer automated quotation system. The high and low bid quotations for each of the Common Stock and the Redeemable Warrants for the fiscal quarters of the Company ended April 30, 1996, July 31, 1996, October 31, 1996 and January 31, 1997, are listed below:



                       Common Stock*                               Redeemable Warrants*
                       ------------                                -------------------

                       Quoted Bid Price                            Quoted Bid Price
                       ----------------                            ----------------

Quarter Ended          High                 Low                    High                  Low
-------------          ----                 ---                    ----                  ---

April 30, 1996         5 1/4                3 5/8                  2 1/4                 7/8

July 31, 1996          2 1/4                1                      3/8                   1/4

October 31, 1996       1 3/8                3/4                    1/2                   1/8

January 31, 1997       1 1/16               3/8                    1/4                   1/8

------------------------------

            * Source: The Nasdaq Stock Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

------------------------------

            On March 17, 1997, there were 59 holders of record of Common Stock and 55 holders of record of Redeemable Warrants.

            Since July 20, 1996, the Redeemable Warrants have been and continue to be redeemable by the Company, with the consent of A.S. Goldmen, the underwriter in the Company's July 1995 initial public offering, and upon thirty
(30) days written notice, at a redemption price of $.10 per Redeemable Warrant, provided that the closing bid price of the Common Stock, as reported by the National Association of Securities Dealers Automated Quotation System (Nasdaq) or, if not so quoted, as reported by any other recognized quotation system on which the price of the Common Stock is quoted, shall equal or exceed $8.00 per share for any twenty (20) trading days within a period of thirty (30) consecutive trading days ending on the fifth trading day prior to the date of notice of redemption. At any time prior to July 19, 1999, assuming the Redeemable Warrants have not been redeemed, each Redeemable Warrant entitles the holder thereof to purchase one (1) share of Common Stock for $7.00.

            No cash dividends have been paid by the Company on its Common Stock and management does not anticipate paying cash dividends any time in the foreseeable future.

            On April 18, 1997, the Company received a letter from the Nasdaq Stock Market, informing it that for the ten consecutive trade dates prior to the date thereof, the Company's Redeemable Warrants had failed to maintain a minimum of two active market makers, one of the criteria necessary for any security's continued listing on the Nasdaq SmallCap market. The letter provides that the Company must rectify this situation, or present to Nasdaq the steps it intends to take to rectify this situation, within 30 days. If it is unable to do so, Nasdaq will issue to the Company a formal notice of deficiency, specifying the delisting date for the Company's Redeemable Warrants.

ITEM 6.     PLAN OF OPERATIONS.

            The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

            The Company has generated revenue from operations only in the last two quarters of the fiscal year ended January 31, 1997.

            As is industry practice, the Company's records revenues for sales of its cassettes and compact discs when those products are shipped to retailers. Also consistent with industry practice, the Company's recordings are sold to retailers on a returnable basis. Because the Company has no historical sales pattern upon which to estimate the return rate for its products, the Company's reserve for returns and allowances is based solely on data obtained from SoundScan, an industry organization which tracks retail sales.

            For the fiscal year ended January 31, 1997, the Company had revenues from operations, net of returns and allowances, of $157,000. During the fiscal year end January 31, 1997, the Company incurred approximately $473,000 in direct recording costs.

PLAN OF OPERATIONS

            Since its inception in late 1994 and the commencement of operations after its initial public offering in late July 1995, the Company has leased space in the vicinity of Nashville's Music Row for use as the Company's headquarters; completed the hiring of its senior management team; signed five Country music artists; released three albums; contracted with a manufacturer and a distributor to meet the Company's requirements for the manufacture and distribution of CD and cassette recordings in the U.S. retail market; arranged for the licensing and distribution of the Company's recordings in Canada, Brazil and the United Kingdom; signed an agreement with Columbia House Record Club to have the Company's albums distributed through that company's direct mail marketing; and has entered into a license agreement for the Company to distribute in the U.S. the releases of a Canadian artist.

            The Company released Jeff Wood's first album, BETWEEN THE
EARTH AND THE STARS, in late January 1997. The first single, "You Just Get One" has had significant air play on the radio and the release of the second single from the album, "Use Mine," was accompanied by a music video of that song, which is currently receiving significant exposure on Country Music Television. Wood is currently touring across the country with Suzy Bogguss, an established Country music artist, to support the release of the album.

            Bob Woodruff's first album on the Company's label DESIRE ROAD, was released in March 1997. The release of the album has been supported by live performances by Woodruff which coincide with radio station air play and retail music store promotions. The Company plans to release the first single from Woodruff's album to Country music radio in May or June 1997.

            The Company plans to introduce new Country music artist Ryan Reynolds to the public in the first half of 1997. The Company is currently finishing production on his first album, the first single from which the Company plans to release for radio station air play sometime in June 1997. The Company has spent the first part of 1997 promoting this new artist to Country music radio stations throughout the United States.

            BMG-Canada released Gretchen Peters's THE SECRET OF LIFE Album and Jeff Wood's BETWEEN THE EARTH AND THE STARS album in Canada during the first quarter of 1997.

            During the next twelve months, the Company intends to:

            Release Jeff Wood's next single for radio air play from his BETWEEN THE EARTH AND THE STARS album in May 1997 to Country music radio stations; release the first single for radio air play from

Bob Woodruff's DESIRE ROAD album to Country music radio stations in May or June 1997; and release the first single for radio air play from Ryan Reynolds as yet untitled album to Country music radio stations in June 1997. For the next several months, the Company's primary focus will be on promoting Jeff Wood and Ryan Reynolds, and on the GrooveGrass Boyz album project.

LEASE

            The Company occupied its permanent headquarters adjacent to Music Row in Nashville in mid February 1996.

MANUFACTURING AND DISTRIBUTION

            The Company has contracted with a manufacturer of CDs and cassettes that it will utilize on an order-by-order basis. The Company estimates that this arrangement is adequate to meet its foreseeable demands over the next twelve to twenty-four months, and further estimates that several other manufacturers of CDs and cassettes have the capabilities sufficient to meet the Company's demands over the next twelve to twenty-four months. The Company also has signed an agreement with DNA to distribute the Company's CDs and cassette recordings of its albums in the U.S. retail market. In addition, the Company has signed licensing agreements with BMG-Canada and Paradoxx Music to distribute the Company's recordings in Canada and Brazil, respectively, and has also recently entered into contracts with The Hit Club and Columbia House Record
Club to manufacture and distribute the Company's artists' albums in the United Kingdom and, in the case of Columbia House Record Club, in North America through direct mail marketing, all of the above in return for a royalty payable to the Company on sales made through these channels.

            The Company continues to negotiate with various parties concerning licensing and distribution of the Company's products in Australia and Europe (other than the U.K.).

OTHER COUNTRY MUSIC ARTISTS

            The Company continues to explore the opportunities available in the marketplace for the signing of new Country music artists.

LIQUIDITY AND CAPITAL RESOURCES

            Based on the Company's current operations, the Company believes that it can continue to satisfy its cash requirements for operations for approximately three or four months. In order to improve liquidity, Roy Wunsch, Chairman, Chief Executive Officer and Secretary of the Company, and Bud Schaetzle, President and Treasurer of the Company, agreed to temporarily defer 50% of their salaries commencing on or about September 1, 1996, and 100% of their salaries as of December 1, 1996.

            The Company is pursuing sources of additional capital to finance its operations following the expiration of the three to four month period for which it currently has cash on hand to finance operations. The Company has not secured additional capital at this time and there can be no assurance that such capital will be secured or, if available, will be available to the Company on commercially satisfactory terms. If the Company is unable to secure additional financing within the above time-frame, it may have to suspend its operations, or curtail them significantly, until such financing can be arranged, or cease operations altogether.

SAFE HARBOR PROVISION REGARDING FORWARD-LOOKING STATEMENTS

            This Annual Report contains so-called forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), the occurrence or non-occurrence of which entail substantial risks and uncertainties. When used herein, the words "anticipate," "intend," "plan," "believe," "hope," "estimate" and "expect," and any similar words or phrases as they relate to the Company or its operations, are intended to identify such forward-looking statements. Several significant variables could cause the Company's actual results, performance or achievement for fiscal 1998 and beyond to deviate materially from those set forth in such forward-looking statements. These factors include but are not limited to: the commercial success of the Company's new and existing artists, relationships with the

Company's artists, and producers and other industry professionals, attraction and retention of key personnel, general economic and business conditions, the ability of the Company to implement its business strategy, and new competitors and increased competition from existing competitors in the recorded music industry. Many of these factors are beyond the Company's ability to predict or control. Investors are cautioned not to place undue reliance upon such forward-looking statements contained herein.

ITEM 7.     FINANCIAL STATEMENTS.

            See financial statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The names and ages of the Company's directors and executive officers are set forth below:



NAME                                 AGE          POSITIONS HELD

Roy W. Wunsch(1)                     53           Chairman of the Board of Directors, Chief Executive
                                                  Officer, Secretary

Stanley O. Schaetzle, Jr.(1)         37           President, Treasurer and Director

Frank M. Bumstead(1)(2)(3)           55           Director

Charles M. Flood, Jr.(1)(2)(3)       52           Director

Constance D. Baer                    41           Vice President-Marketing and Artist Development

Cynthia Anne Weaver                  49           Vice President-Promotion

Tracy Gershon Fishell                39           Vice President-Artists and Repertoire

Wayne R. Halper                      43           Vice President-Business Affairs and Chief Financial
                                                  Officer


---------------

(1)      Member of the Executive Committee of the Board of Directors.

(2)      Member of the Compensation Committee of the Board of Directors.

(3)      Member of the Audit Committee of the Board of Directors.

---------------

            All directors hold office until the next annual meeting of stockholders and until such time as their respective successors are duly elected and qualified. Executive officers are elected by the Board of Directors and, subject to the terms of any employment agreements, serve at the discretion of the Board.

BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

            ROY W. WUNSCH - Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception; Secretary of the Company since March 1997. From 1990 to 1994, President of Sony Music Nashville, a division of Sony Corporation.

            STANLEY O. SCHAETZLE, JR. - a Director and President of the Company since its inception; Treasurer of the Company since March 1997. Founder and, since 1982, managing partner of the multimedia production company High Five Productions.

            FRANK M. BUMSTEAD - a Director of the Company since its inception; Secretary of the Company from its inception until March 1997; Treasurer of the Company from May 1995 to March 1997. President and a principal stockholder of Flood, Bumstead, McCready & McCarthy, Inc. ("FBMM"), a business management firm which represents the financial interests of artists, songwriters and producers in the music industry, since 1989. Since 1993, Chairman and Chief Executive Officer, and a principal stockholder, of FBMM Financial, Inc., a registered investment advisor under the Investment Advisors Act of 1940. Vice Chairman of the Board of Directors of Response Oncology, Inc., Director of First Union National Bank of Tennessee, and Director of Nashville Country Club, Inc.

            CHARLES M. FLOOD, JR. - a Director of the Company since its inception. Principal stockholder of FBMM since 1989. President of Hayes Street Music, a music publishing company in Nashville. Director of Nashville Country Club, Inc.

            CONSTANCE D. BAER - Vice President of Marketing and Artist Development for the Company since August 1995. For the three years prior thereto, Vice President of Marketing for Sony Music Nashville. From 1980 to 1992, partner and Vice President of the Gary Group, a Los Angeles-based entertainment marketing firm.

            CYNTHIA ANNE WEAVER - Vice President of Promotion for the
Company since July 1996. From January 1996 to July 1996, head of Anne Weaver Productions. From January 1994, Vice President of Promotion for Mercury Records/Nashville. For the two years prior thereto, Southwest Promotions Manager for Arista Records/Nashville, and Promotion Coordinator for RCA Records/BMG Distribution, Dallas, Texas.

            TRACY GERSHON FISHELL - Vice President of Artists and
Repertoire for the Company since August 1995. From 1989 to 1995, Senior Director of Talent Acquisition for Sony-Tree Publishing.

            WAYNE R. HALPER - Vice President of Business Affairs and Chief Financial Officer for the Company since November 1995. From 1990 to 1995, Senior Vice President of Business Affairs for Capitol Records.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Company's directors and executive officers are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the SEC. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company and written representations that no Forms 5 were required, the Company believes that during the fiscal year ended January 31, 1997, all filing requirements applicable to directors and executive officers were complied with, except that Cynthia Anne Weaver will file a Form 3 in May 1997.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth all plan and non-plan compensation paid to the Company's Chief Executive Officer and the four most highly compensated executive officers for services rendered in all capacities to the Company during the fiscal year ended January 31, 1997.




                                                                       ANNUAL COMPENSATION
                                                                       -------------------

NAME AND PRINCIPAL POSITIONS                             YEAR           SALARY            BONUS
----------------------------                             ----           ------            -----
Roy W. Wunsch,                                           1997          $106,832 (1)       $-0-
         Chairman of the Board, Chief Executive
         Officer and Secretary

Constance D. Baer,                                       1997          $141,129           $-0-
         Vice President-Marketing and Artist
         Development

Cynthia Anne Weaver                                      1997          $77,196            $-0-
         Vice President-Promotion(2)

Tracy Gershon Fishell,                                   1997          $92,949            $-0-
         Vice President-Artists and Repertoire

Stanley O. Schaetzle, Jr.,                               1997          $104,537 (1)       $-0-
         President and Treasurer

---------------------------------

(1) Amounts represent actual amounts paid to each of the named officers for the fiscal year of the Company ended January 31, 1997, without any accrual for voluntarily deferred compensation. To improve the Company's liquidity, each of the named officers agreed to temporarily defer 50% of his salary on or about September 1, 1996, and 100% of his salary on December 1,1996.

(2) Officer is included in the Summary Compensation Table because her annual compensation, pursuant to an employment agreement with the Company, would have been $150,000 had the officer been employed by the Company at her current salary level for a full year.

STOCK OPTIONS

                  The following table sets forth information regarding each grant of stock options made during the fiscal year ended January 31, 1997 to each of the named individuals. Options become exercisable in three equal annual installments commencing on the first anniversary of the grant and may be exercised on a cumulative basis at any time before expiration.


                                               OPTION GRANTS IN LAST FISCAL YEAR

                     NUMBER OF       PERCENT OF TOTAL                                     POTENTIAL REALIZABLE VALUE AT
                     SECURITIES      OPTIONS GRANTED                                      ASSUMED ANNUAL RATES OF STOCK
                     UNDERLYING      TO EMPLOYEES IN       EXERCISE       EXPIRATION    PRICE APPRECIATION FOR OPTION TERM
NAME              OPTIONS GRANTED      FISCAL YEAR       PRICE ($/SH)        DATE           5%($)                10%($)
                  ---------------      -----------       ------------        ----           -----                ------

Roy W. Wunsch            --                 --                --              --             --                    --

Stanley O.               --                 --                --              --             --                    --
Schaetzle, Jr.

Constance D.             --                 --                --              --             --                    --
Baer

Tracy Gershon            --                 --                --              --             --                    --
Fishell

Wayne R.                 --                 --                --              --             --                    --
Halper

Cynthia Anne           25,000             57.5%              1.38           7/29/06        21,500                54,750
Weaver

     The following table sets forth information regarding option exercises during the last fiscal year, and fiscal year end option values.

                                          AGGREGATED OPTION EXERCISES IN LAST
                                         FISCAL YEAR AND FY/END OPTION VALUES



                                                                                               VALUE OF UNEXERCISED
                                                                  NUMBER OF SECURITIES         IN-THE-MONEY OPTIONS
                                                                 UNDERLYING UNEXERCISED                 AT
                                                                 OPTIONS AT FISCAL YEAR         FISCAL YEAR END ($)
                      SHARES ACQUIRED ON                          END (#) EXERCISABLE/           EXERCISABLE/UN-
NAME                       EXERCISE           VALUE REALIZED         UNEXERCISABLE                 EXERCISABLE(1)
                           --------           --------------         -------------                 -----------

Roy W. Wunsch                 --                   $ --                    --                          $ --

Stanley O.                    --                   $ --                    --                          $ --
Schaetzle, Jr.

Constance D. Baer             --                   $ --               8,333/16,667                     $ --

Cynthia Anne                  --                   $ --                    --                          $ --
Weaver

Tracy Gershon                 --                   $ --               8,833/17,667                     $ --
Fishell

Wayne R. Halper               --                   $ --               8,333/16,667                     $ --



--------
(1) Based upon the closing price of the Company's common stock of $1.38 on April 23, 1997, all vested options are out-of-the-money.

EMPLOYMENT AGREEMENTS

            The Company entered into employment agreements with Stanley O. Schaetzle, Jr. and Roy W. Wunsch as of April 20, 1995; with Constance D. Baer as of August 15, 1995; with Tracy Gershon Fishell as of August 15, 1995; and with Anne Weaver as of July 29, 1996. The Company terminated the agreement with Bradley W. Chambers in June 1996.

            The Company has entered into employment agreements with each of Stanley O. Schaetzle, Jr. and Roy W. Wunsch on substantially the same terms. Each agreement is for a term expiring July 25, 2000, and provides for a base salary of $150,000. Bonus compensation is payable to each executive under their respective agreements as determined by the Board of Directors from time to time. Pursuant to each agreement, the base salary for each officer was to increase by 5% on July 25, 1996, and increases thereafter are to be as determined by the Board of Directors from time to time. (To improve liquidity, Roy Wunsch, Chairman, Chief Executive Officer and Secretary, and Stanley O. Schaetzle, Jr., President and Treasurer, have agreed to temporarily defer 50% of their salaries commencing on or about September 1, 1996 and 100% of their salaries on or about December 1, 1996.) Under his employment agreement, so long as he remains employed by the Company, Mr. Wunsch is to act as Chairman of the Board and Chief Executive Officer, and the Company is not permitted to confer equal or greater authority on any other employee. Under his employment agreement, so long as he remains employed by the Company, Mr. Schaetzle is to act as President, and the Company is not permitted to confer equal or greater authority on any other employee (except that the Company may confer greater authority on Mr. Wunsch). Mr. Schaetzle's agreement permits him to devote a non-material amount of his time to High Five Productions, the production company he was managing partner of prior to his employment by the Company.

            The Company has entered into a two-year employment agreement with Constance D. Baer, which expires on August 14, 1997, to secure Ms. Baer's services as Vice President of Marketing and Artist Development. Base salary under the agreement is $140,000. By its terms, the agreement provides that the base salary is to be increased on the first anniversary date thereof by no less than the increase in the Consumer Price Index during the prior year's period; however Ms. Baer has agreed for the time being to defer any base salary increase under the contract. Ms. Baer is eligible to participate in the Company's Executive Incentive Plan ("EIP"), pursuant to which the maximum bonus payable to any plan participant, assuming the highest level of the Company's gross sales and income goals are achieved, is 30% of base salary, and received a signing bonus of $10,000 in August 1995. The agreement provides that Ms. Baer is entitled to payment of the base salary thereunder for the unexpired term thereof in the event her employment is terminated without cause by the Company.

            The Company has entered into a two-year employment agreement
(with an option by the Company for a one-year extension) with Cynthia Anne Weaver to expire, unless extended, on July 29, 1998, in connection with Ms Weaver's services as Vice President of Promotion. Base salary under the agreement is $150,000, to increase on July 29, 1997 by no less than the percentage increase in the Consumer Price Index during that one-year period. Ms. Weaver is eligible to participate in the EIP. The agreement provides that Ms. Weaver is entitled to payment of the base salary thereunder for the unexpired term thereof in the event her employment is terminated without cause by the Company.

            The Company has entered into a three-year employment agreement with Tracy Gershon Fishell, to expire on August 14, 1998, to secure Ms. Gershon Fischell's services as Vice President of Artists and Repertoire. Base salary under the agreement is $100,000. By its terms, the agreement provides that base salary is to be increased on the second and third anniversary dates thereof by no less than the percentage increase in the Consumer Price
Index during the prior year's period; however, Ms. Gershon Fischell has agreed for the time being to defer any base salary increase under her contract.
Ms. Gershon Fischell is eligible to participate, at her option, in either the EIP or the A&R Bonus Plan (when and if established by the Company), pursuant to which her bonus compensation will be a reflection of album sales by artists signed by Ms. Gershon Fischell to the Company's label. The agreement provides that Ms. Gershon Fischell is entitled to payment of the base salary thereunder for the unexpired term thereof in the event her employment is terminated without cause by the Company.

COMPENSATION OF DIRECTORS

            Directors who are not employees of the Company are entitled to receive $100 for each Board of Directors or committee meeting attended, up to a maximum of $600 per year. Directors who are employed by the Company receive no Directors' fees. The Company reimburses its Directors for reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors or committee meetings attended.

KEY MAN LIFE INSURANCE

            The Company has secured "Key Man" life insurance policies on the lives of Messrs. Wunsch and Schaetzle in the amount of $1,500,000 each. The Company is the sole beneficiary of these policies.

INDEMNIFICATION AGREEMENTS

            The Company has entered into indemnification agreements with each of its directors which provide that the Company shall indemnify such director to the fullest extent authorized or permitted by applicable law. The agreements provide for indemnification against losses and expenses incurred in connection with claims asserted against the director, including all judgments, penalties and fines, and amounts paid or to be paid in settlement, interest, assessments, charges, taxes, attorney's fees and other costs incurred by the director in connection with any threatened, pending or completed action, suit, proceeding or arbitration or other alternative dispute resolution mechanism, whether civil, criminal, administrative or otherwise, relating to anything done or not done by the director in his capacity as an agent of the Company. Such indemnification is not available if (i) it is not lawful, (ii) the conduct in question was knowingly fraudulent, a knowing violation of law, deliberately dishonest or in bad faith or constituted willful misconduct, (iii) the action caused the director to gain in fact any personal profit or advantage to which he was not legally entitled, (iv) the dispute concerns any claim by or in the right of the Company, and the director is adjudged liable to the Company, (v) the conduct in question constituted a breach of the duty or loyalty to the Company or its shareholders, or (vi) the conduct concerned an unlawful distribution by the Company to its stockholders.

            Under the agreements, a director's entitlement to indemnification shall be decided by (i) if a change in control has not occurred, a majority vote of a quorum of independent directors, a majority of the stockholders of the Company having ordinary voting power to elect a majority of the Board of Directors, independent lead counsel, in a written opinion to the Company, or by a court of competent jurisdiction not subject to further appeal, and (ii) if a change in control has occurred, by opinion of independent lead counsel addressed to the Company.

            If requested by the director, the Company shall advance litigation and other expenses to him, provided the director affirms to the Company in writing that he has conducted himself in good faith and that he reasonably believed that his conduct was in the Company's best interest or was at least not opposed to its best interest and, in the case of any criminal proceeding, that the director did not engage in the alleged unlawful conduct or that he had no reasonable cause to believe that his conduct was unlawful. In addition, the director must execute an undertaking to repay to the Company the advance if it is ultimately determined that he is not entitled to indemnification.

STOCK OPTION PLAN

            In February 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Stock Option Plan (the "Plan"). The purpose of the plan is to provide an incentive to certain officers, senior management and key employees of the Company to remain in the employ of the Company and to increase their interest in the success of the Company by offering to them the opportunity to obtain a proprietary interest in the Company.

            The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"), which determines the options to be granted under the Plan.

            The Plan provides for the granting of options with an exercise price equal to the "fair market" value of a share of the Company's Common Stock on the date of grant. Fair market value means the mean of the high and low sales prices on the principal exchange on which the Common Stock is traded on the date of grant. Under the Plan, no option shall have a term of more than ten years, and shall fully vest no sooner than the second anniversary of the date of grant and no later than the fifth anniversary of the grant date. The aggregate number of shares of Common Stock for which options may be granted under the Plan to any one employee in one fiscal year is 50,000. If incentive stock options are granted, the aggregate fair market value of the Common Stock covered by the options (as measured on the date of grant) exercisable for the first time by an employee during any calendar year may not exceed $100,000.

            Upon exercise of an option, the holder must make payment in full of the exercise price. Such payment may be in the form of cash, Common Stock, or a combination of both. If the Committee so determines, the Company may lend to the holder of an option funds to enable the holder to pay the exercise price.

            The Plan may be altered, amended, suspended or terminated by the Committee at any time, provided that no material amendment (as defined in Rule 16b-3 under the Security Exchange Act of 1934) shall be effective until approved by the stockholders of the Company.

            By the terms of the Plan, Roy W. Wunsch and Stanley O. Schaetzle are not permitted to participate therein.

            As of January 31, 1997, 135,000 options had been granted under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The management of the Company has been informed that, as of April 23, 1997, the persons identified in the table below, including all directors, nominees for director, executive officers and all owners known to the Company of more than 5% of any class of the Company's voting securities, owned beneficially, within the meaning of Securities and Exchange Commission ("SEC") Rule 13d-3, the securities of the Company replaced in such table. Except as otherwise specified, the named beneficial owner claims sole investment and voting power as to the securities reflected in the table.

BENEFICIAL OWNERSHIP OF THE COMPANY STOCK



                                                    NUMBER OF SHARES
BENEFICIAL OWNER(1)                                  OF COMMON STOCK             PERCENT OF CLASS
----------------                                     ---------------             ----------------
Frank M. Bumstead                                             81,177                   1.7%

Charles M. Flood                                              81,177                   1.7%

Chava Mamoka(2)                                              274,000                   5.8%

Stanley O. Schaetzle, Jr.(3),(4)                           1,075,740                  22.5%

Roy W. Wunsch(4)                                           1,106,860                  23.4%

All Directors and Officers as a                            2,344,954                  49.0%
group (4 persons)

---------------

(1) The address for Messrs. Bumstead and Flood is 1700 Hayes Street, Suite 304, Nashville, Tennessee 37203; the address for Mr. Mamoka is Rehov Hashel 14, Ashdod, Israel 77261; and the address for Messrs. Schaetzle and Wunsch is c/o Imprint Records, Inc., Cummins Station, 209 10th Avenue South, Suite 500, Nashville, Tennessee 37203.

(2)      Mr. Mamoka is not a director or officer of the Company.

(3) Ownership includes 1,032,240 shares of Common Stock owned by Mr. Schaetzle, plus 43,500 shares of Common Stock underlying currently exercisable Redeemable Warrants. In accordance with SEC rules, the percent of class owned shown for Mr. Schaetzle in the above table was computed by assuming the only Redeemable Warrants exercised are the 43,500 warrants owned by him.

(4) Ownership does not include shares of Common Stock purchasable by Messrs. Schaetzle and Wunsch pursuant to a Shareholders' Agreement, which provides each of them with the right to purchase Common Stock held by the other stockholder in the event such other stockholder resigns or is terminated for cause, dies or becomes subject to a bankruptcy or insolvency proceeding prior to June 30, 1998. Such purchase option in favor of the remaining or surviving stockholder may be exercised at a discount from fair market value ranging from 10% to 90%, depending upon the circumstances leading to the exercise of the option. The Shareholders' Agreement restricts transfers of shares of Common Stock by Mr. Schaetzle or Mr. Wunsch to other than affiliated entities or related individuals, and, after June 30, 1998, grants to each of Mr. Schaetzle and Mr. Wunsch a right of first refusal on any sales by either of them to third parties, other than sales of shares of Common Stock in open market transactions. The Shareholders' Agreement expires by its terms on June 30, 2005 unless, prior thereto, either Mr. Schaetzle or Mr. Wunsch cease to own any shares of Common Stock subject to the agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         High Five Productions ("HFP"), a multimedia production company of which Stanley O. Schaetzle, Jr., President, Treasurer and a Director of the Company, was the managing partner prior to his involvement with the Company, and for which Mr. Schaetzle remains a consulting partner, performed certain services for the Company and its artists relating to the creation and production of music videos during the fiscal year ended January 31, 1997, for which HFP was paid an aggregate of $70,071 in fees and expenses. The Company believes it was able to obtain HFP's services and expertise at better than market rates due to Mr. Schaetzle's affiliation with both the Company and HFP.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-A.




       (A) EXHIBITS.
       1.1(1)   --     Form of Underwriting Agreement by and between the Company and A.S. Goldmen
                       & Co., Inc., as underwriters in the Company's July 1995 initial public offering (the
                       "Underwriter").
       1.2(1)   --     Form of Underwriter's Warrant Agreement, including form of specimen certificate for Underwriter's Warrant.
       3.1(1)   --     Charter of the Company, as amended on June 28, 1996.
       3.3(1)   --     By-Laws of the Company.
       4.1(1)   --     Specimen certificate for shares of Common Stock.
       4.2(1)   --     Form of Redeemable Warrant Agreement by and between the Company and
                       Continental Stock Transfer & Trust Company, including
                       form of specimen certificate for the Redeemable
                       Warrants.

       10.1(1)  --     Form of Financial Advisory and Consulting Agreement by and between the
                       Company and the Underwriter.
       10.2(1)  --     Employment Agreement by and between the Company and Roy W. Wunsch.
       10.3(1)  --     Employment Agreement by and between the Company and Stanley O. Schaetzle.
       10.4(1)  --     Form of Indemnification Agreement to be entered into with officers and directors.
       10.5(1)  --     Stock Option Plan.
       10.6(1)  --     Irrevocable Proxy.

       10.7(1)  --     Shareholders' Voting Agreement.
       10.8(1)  --     Shareholders' Agreement.

       10.9(1)  --     Recording Contract between the Company and Bob Woodruff dated as of May 26,
                       1995.
       10.10(2) --     Lease for Company Headquarters.

       10.11(3) --     Employment Agreement between the Company and Constance D. Baer.
       10.12(3) --     Employment Agreement between the Company and Bradley W. Chambers.
       10.13(4) --     Recording Contract between the Company and Gretchen Peters.
       10.14(4) --     Recording Contract between the Company and Al Anderson.
       10.15(4) --     Recording Contract between the Company and Jeff Wood.
       10.16(5) --     Employment Agreement between the Company and Tracy Gershon Fishell.
       10.17(5) --     Incentive Stock Option Agreement between the Company and Constance D. Baer.
       10.18(5) --     Incentive Stock Option Agreement between the Company and Bradley W.
                       Chambers.

       10.19(5) --     Incentive Stock Option Agreement between the Company and Tracy Gershon
                       Fishell.
       10.20(5) --     Incentive Stock Option Agreement between the Company and Wayne R. Halper.
       10.21(6) --     Distribution Agreement between the Company and Distribution North America dated as of April 1, 1996.

       10.22(6) --     Agreement between the Company and Timtojay Music dated as of April 30, 1996.
       10.23(7) --     Articles of Amendment of Charter of Veritas Music Entertainment, Inc., dated June
                       28, 1996.

       10.24(7) --     Employment Agreement between the Company and Ms. Anne Weaver, dated as of
                       August 8, 1996.
       10.25(7) --     Licensing Agreement between the Company and BMG Music Canada Inc., dated
                       August 7, 1996.
       10.26(7) --     Licensing Agreement between the Company and Paradoxx Music, dated as of
                       August 13, 1996.
       10.27(7) --     Assignment and Release between the Company and Mr. Bradley W. Chambers.
       10.28(8) --     Incentive Stock Option Agreement between the Company and Ms. Anne Weaver.


------------------------------

         (1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, No. 33-90794, filed with the SEC, which was declared effective on July 20, 1995.

         (2) Previously filed as an Exhibit to the Company's report on Form 10_QSB, filed with the SEC on September 14, 1995.

         (3) Previously filed as an Exhibit to the Company's report on Form 10-QSB, filed with the SEC on December 15, 1995.

         (4) The Company has requested confidential treatment for portions of this Exhibit (consistent with the reasons confidential treatment was requested for the document at Exhibit 10.9 hereto, and in the same scope (which request was granted by the Secretary of the SEC as to the document denoted as Exhibit 10.9)), which confidential portions have been filed separately.

         (5) Previously filed as an Exhibit to the Company's report on Form 10-KSB, filed with the SEC on April 29, 1996.

         (6) Previously filed as an Exhibit to the Company's report on Form 10-QSB, filed with the SEC on June 14, 1996.

         (7) Previously filed as an Exhibit to the Company's report on Form 10-QSB, filed with the SEC on September 17, 1996.

         (8) Filed herewith.

(B) REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-KSB.

                             INDEPENDENT AUDITORS' REPORT




Board of Directors
Imprint Records, Inc.
Nashville, Tennessee

We have audited the accompanying balance sheet of Imprint Records, Inc. (formerly, Veritas Music Entertainment, Inc.) ("the Company") as of January 31, 1997, and the related statements of operations, changes in shareholders' equity and cash flows for the years ending January 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imprint Records, Inc. as of January 31, 1997, and the results of its operations and its cash flows for the years ended January 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a substantial loss from operations and the resources to fund future operations may be inadequate, which matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            Drucker, Math & Whitman, P.C.


North Brunswick, New Jersey
March 14, 1997

                                IMPRINT RECORDS, INC.
                    (Formerly, Veritas Music Entertainment, Inc.)

                                    BALANCE SHEET


                                   JANUARY 31, 1997




                                        ASSETS


Current assets:

  Cash and cash equivalents                                 $ 546,975
  Accounts receivable                                          13,361
  Inventory, net of obsolescence reserve
    of $36,034                                                402,322
  Other                                                        60,521
                                                           ----------
                                                            1,023,179
                                                           ----------

Fixed assets, net                                             377,297
                                                           ----------
Other assets:

  Organization costs and other, net                            21,896
                                                           ----------

                                                           $1,422,372
                                                           ----------
                                                           ----------

                        LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:

  Accounts payable and accrued expenses                    $  378,685
                                                           ----------
Commitments and contingencies

Shareholders' equity:

Common stock, no par value;
 authorized, 9,000,000 shares;
 issued and outstanding, 4,738,000 shares                   6,301,792
Additional paid-in capital                                    577,425
Deficit                                                   ( 5,835,530)
                                                           ----------
                                                            1,043,687
                                                           ----------

                                                           $1,422,372
                                                           ----------
                                                           ----------


                      See notes to financial statements.                    F-2

                                IMPRINT RECORDS, INC.
                    (Formerly, Veritas Music Entertainment, Inc.)

                               STATEMENTS OF OPERATIONS





                                                  YEAR                YEAR
                                                  ENDED               ENDED
                                             JANUARY 31, 1997   JANUARY 31, 1996
                                             ----------------   ----------------


Sales                                        $     157,056       $        -

Cost of sales                                       73,411                -
                                             -------------       ------------

Gross profit                                        83,645                -
                                             -------------       ------------

Expenses:
  Artist development and promotion;
   $85,000 and $62,000 paid to
   related parties during
   1997 and 1996, respectively                   3,183,097            502,079
  General and administrative                     1,830,509            606,691
                                             -------------       ------------
                                                 5,013,606          1,108,770
                                             -------------       ------------

Loss from operations                         (   4,929,961)      (  1,108,770)

Interest expense                                       -         (     98,071)
Interest income                                    135,556            172,720
                                             -------------       ------------
                                                   135,556             74,649

Net loss                                     ($  4,794,405)      ($ 1,034,121)
                                              ------------        -----------
                                              ------------        -----------

Net loss per common
 stock share                                 ($       1.01)      ($       .26)
                                              ------------        -----------
                                              ------------        -----------

Weighted average
 shares outstanding                              4,738,000          4,026,769
                                              ------------        -----------
                                              ------------        -----------


                      See notes to financial statements.                 F-3



                                       IMPRINT RECORDS, INC.
                           (Formerly, Veritas Music Entertainment, Inc.)

                           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY





                                                    ADDITIONAL                    SHAREHOLDERS'
                             COMMON STOCK           PAID-IN                         EQUITY
                        ----------------------
                           SHARES       AMOUNT       CAPITAL       DEFICIT        (DEFICIENCY)
                        ---------      -------       -------    -------------    -------------

Balances,
 January 31, 1995         2,346,000    $    235     $    -       ($   7,004)     ($  6,769)

February, 1995, $.0001
 per share, cash            874,000          87          -             -                87

March, 1995, 300,000
 warrants at $.25,
 cash                           -           -         75,000           -            75,000

July, 1995, $5.00 per
 share, cash              1,380,000   6,900,000          -             -         6,900,000

July, 1995, 2,100,000
 warrants at $.25,
 cash                           -           -        525,000           -           525,000

August, 1995, $5.00 per
 share, cash                138,000     690,000          -             -           690,000

August, 1995, 210,000
 warrants at $.25,
 cash                           -           -         52,500           -            52,500

Expenses of offering            -   ( 1,288,530)   (  75,075)          -       ( 1,363,605)

Net loss                        -           -            -      ( 1,034,121)   ( 1,034,121)
                          ---------  ----------     --------     ----------     ----------

Balances,
 January 31, 1996         4,738,000   6,301,792      577,425    ( 1,041,125)     5,838,092

Net loss                        -           -            -      ( 4,794,405)   ( 4,794,405)
                         ----------  ----------     --------     ----------     ----------

Balances,
 January 31, 1997         4,738,000  $6,301,792     $577,425    ($5,835,530)    $1,043,687
                         ----------  ----------     --------     ----------     ----------
                         ----------  ----------     --------     ----------     ----------



                       See notes to financial statements.               F-4

                                IMPRINT RECORDS, INC.
                    (Formerly, Veritas Music Entertainment, Inc.)

                               STATEMENTS OF CASH FLOWS

                                               YEAR                YEAR
                                              ENDED                ENDED
                                        JANUARY 31, 1997      JANUARY 31, 1997
                                        ----------------      ----------------

Cash flows from
 operating activities:


Net loss                                    ($4,794,405)        ($1,034,121)
Adjustments to
 reconcile net loss
 to net cash used in
 operating activities:
 Amortization and depreciation                   97,348             103,410
 Changes in assets and liabilities:
  Accounts receivable                       (    13,361)                -
  Inventory                                 (   402,322)                -
  Other current assets                           33,487         (    94,008)
  Organization costs                                -           (    30,131)
  Other assets                                   40,291         (    45,108)
  Accrued expenses                              300,522              72,161
                                             ----------          ----------

Net cash used in operating activities       ( 4,738,440)        ( 1,027,797)
                                             ----------          ----------

Cash flows from investing activities:

 Leasehold improvements                     (       649)        (   220,196)
 Furniture and equipment                    (   119,341)        (   135,507)
 Investments, commercial paper                  999,733         (   999,733)
                                             ----------          ----------

Cash provided (used) in investing
 activities                                     879,743         ( 1,355,436)
                                             ----------          ----------

Cash flows from financing
 activities:

 Deferred loan costs                                -           (    15,312)
 Deferred stock offering costs                      -           (   252,390)
 Shareholder loan - proceeds                        -                 1,400
 Shareholder loan - payment                         -           (     1,400)
 Notes payable - proceeds                           -               225,000
 Notes payable - payment                            -           (   300,000)
 Issuance of common stock
  and warrants, net of stock
   offering costs                                   -             7,131,372
                                             ----------          ----------

Net cash provided by financing activities           -             6,788,670
                                             ----------          ----------

(Decrease) increase in cash                 ( 3,858,697)          4,405,437


Cash, beginning                               4,405,672                 235
                                             ----------          ----------

Cash, ending                                 $  546,975          $4,405,672
                                             ----------          ----------
                                             ----------          ----------
Supplemental disclosures:
 Interest paid                               $      -            $    7,759
                                             ----------          ----------
                                             ----------          ----------

 Taxes paid                                  $   14,525          $      -
                                             ----------          ----------
                                             ----------          ----------



                      See notes to financial statements.                 F-5

                                IMPRINT RECORDS, INC.
                    (Formerly, Veritas Music Entertainment, Inc.)
                            NOTES TO FINANCIAL STATEMENTS

                        YEARS ENDED JANUARY 31, 1997 AND 1996


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS:

     Imprint Records, Inc. ("Company"), a Tennessee corporation, is engaged in the music recording and production business. The Company develops new and emerging Country music artists targeted for the Country music market. For the year ending January 31, 1996 the Company was considered to be in the development stage as no revenues had been derived from operations.
     The Company filed an application for registration of the trade name Imprint Records, Inc. with the U.S. Patent and Trademark Office on February 9, 1996, which trade name was registered in that office on January 9, 1997. Prior to February 1996, the Company was doing business under the name Veritas Music Entertainment, Inc.

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

                                IMPRINT RECORDS, INC.
                    (Formerly, Veritas Music Entertainment, Inc.)
                            NOTES TO FINANCIAL STATEMENTS

                        YEARS ENDED JANUARY 31, 1997 AND 1996


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     (continued)

     REVENUE RECOGNITION:

     Sales of records are recognized upon transfer of title, which coincides with shipment of products to retail outlets and other trade channels. A provision for expected returns is recorded at the time a sale is recognized.

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

     CONCENTRATION OF CREDIT RISK:

     Financial instruments which subject the Company to concentrations of credit risk consist of temporary cash investments. The Company places its temporary cash investments with creditworthy, high quality financial institutions. Although the Company is directly affected by the well-being of these financial institutions, management does not believe significant credit risk exists at January 31, 1997.

2.   GOING CONCERN:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered a substantial loss from operations and its resources to fund future operations may be inadequate. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue. Continuation of the Company as a going concern is dependent on achieving profitable operations or raising additional capital. Management plans to achieve profitable operations by continued marketing and future promotions of the current artist releases. Management also plans to raise additional capital through equity or debt issuance.

                                IMPRINT RECORDS, INC.
                    (Formerly, Veritas Music Entertainment, Inc.)
                            NOTES TO FINANCIAL STATEMENTS

                        YEARS ENDED JANUARY 31, 1997 AND 1996


3.   USE OF ESTIMATES:

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

4.   ACCOUNTS RECEIVABLE:

     Accounts receivable consists of the following at January 31, 1997:

     Account receivable, trade                               $ 793,804
     Reserve for returns and allowances                     (  780,443)
                                                             ---------

                                                             $  13,361
                                                             ---------
                                                             ---------

5.   INVESTMENTS:

     Investments at January 31, 1996 consisted of commercial paper at an interest rate of 5.83% which matured during February, 1996.

6.   COMMITMENTS AND CONTINGENCIES:

     EMPLOYMENT AGREEMENTS:

     The Company has entered into employment agreements with five officers/executives. The employment agreements provide for aggregate compensation as follows: During the year ending January 31, 1998, $544,167; January 31, 1999, $508,333; January 31, 2000, $387,500; and
     January 31, 2001, $150,000.

     LEASE:

     The Company leases office space under an operating lease which commenced July, 1995 and expires in 2000. This lease contains two five year renewal options. Occupancy commenced on February 1, 1996. The lease provides for an annual rental of approximately $68,600 in years one and two and approximately $79,100 in years three, four and five. Rent expense was $78,555 for the year ended January 31, 1997.

                                IMPRINT RECORDS, INC.
                    (Formerly, Veritas Music Entertainment, Inc.)
                            NOTES TO FINANCIAL STATEMENTS

                        YEARS ENDED JANUARY 31, 1997 AND 1996


6.   COMMITMENTS AND CONTINGENCIES: (continued)

     EXECUTIVE INCENTIVE PLAN:

     Effective for the year ended January 31, 1997, the Company implemented an Executive Incentive Plan ("EIP"). The EIP's participants are certain executive employees. In the event that actual sales and actual pre-tax income meet or exceed certain goals, the EIP requires the Company to establish a bonus compensation pool, not to exceed 30 per cent of the aggregate base salaries of the EIP participants.

     ARTIST CONTRACTS:

     At January 31, 1997, the Company had entered into exclusive long-term recording contracts with five artists. The contracts provide for non-refundable advances on the initial album (which advances are recoupable from future royalties) and provide the Company with an option to record additional albums. The contracts also provide for a base royalty to be paid to the artist upon the sale of albums.

7.   FIXED ASSETS:

     Leasehold improvements                                  $220,845
     Equipment                                                254,848
                                                             --------
                                                              475,693
     Less accumulated depreciation and amortization         (  98,396)
                                                             --------

                                                             $377,297
                                                             --------
                                                             --------


     Depreciation and amortization expense for the year ending January 31, 1997 and 1996 was $47,168 and $50,181, respectively.

8.   NOTES PAYABLE AND WARRANTS:

     In March, 1995, the Company issued $300,000 of notes payable and 300,000 warrants to various investors in exchange for $300,000. Of the $300,000 of proceeds, $225,000 has been allocated to the notes payable and $75,000 to the warrants. The notes were paid in July, 1995. The 300,000 warrants were converted into 300,000 redeemable warrants having terms identical to the warrants included in the public offering. See Note 9.

9.   PUBLIC OFFERING:

     In July and August, 1995, the Company closed an initial public offering of its common stock and redeemable warrants. A total of 1,518,000 shares of common stock and 2,310,000 redeemable warrants were issued. The redeemable warrants are exercisable at any time during a four year period commencing July, 1995 at an exercise price of $7.00 per share. The redeemable warrants include an option whereby, under certain conditions,

                                IMPRINT RECORDS, INC.
                    (Formerly, Veritas Music Entertainment, Inc.)
                            NOTES TO FINANCIAL STATEMENTS

                        YEARS ENDED JANUARY 31, 1997 AND 1996


9.   PUBLIC OFFERING: (continued)

     the Company can redeem the warrants.

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

10.  INCOME TAXES:

     For federal income tax purposes, as of January 31, 1997, the Company has net operating loss carryforwards approximating the financial accounting deficit. These carryforwards expire in the year 2012. The net operating loss carryforwards result in deferred tax assets of approximately $2,220,000; however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax assets.

11.  INCENTIVE STOCK OPTION PLAN:

     In February, 1995, the Company implemented the 1995 Stock Option Plan ("Plan"). The Plan provides for the granting of options to purchase up to 230,000 shares of common stock at an exercise price equal to the fair market value of the common stock on date of the grant. Options may be awarded to officers, senior management or other key employees.

     For the year ending January 31, 1997, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan.

                                IMPRINT RECORDS, INC.
                    (Formerly, Veritas Music Entertainment, Inc.)
                            NOTES TO FINANCIAL STATEMENTS

                        YEARS ENDED JANUARY 31, 1997 AND 1996


11.  INCENTIVE STOCK OPTION PLAN: (continued)

     Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

     Net loss - as reported                                      $4,794,405
     Net loss - pro forma                                        $4,912,436
     Loss per share - as reported                                     $1.01
     Loss per share - pro forma                                       $1.04

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants; expected volatility of 230%; risk-free interest rate of 6.0%; and expected lives of 9.1 years.

     Plan activity during the years ended January 31, 1997 and 1996 follows:

                                            1997                    1996
                                    --------------------     -------------------

                                               WEIGHTED-              WEIGHTED-
                                    NUMBER     AVERAGE      NUMBER    AVERAGE
                                    OF         EXERCISE     OF        EXERCISE
                                    SHARES     PRICE        SHARES    PRICE
                                    -------    --------     -------   ---------
     Outstanding at
      beginning of year             121,500    $5.50           -          -
     Granted                         43,500    $1.49        121,500     $5.50
     Exercised                        -          -             -          -
     Forfeited                     ( 30,000)   $5.50           -          -
                                    -------                 -------
     Outstanding at end
      of year                       135,000    $4.21        121,500     $5.50
                                    -------                 -------
                                    -------                 -------
     Options exercisable
      at year end                    30,500                    -
                                    -------                 -------
                                    -------                 -------

     Weighted-average
      remaining contractual
      life, years                     9.1                      10
                                    -------                 -------
                                    -------                 -------

12.  RELATED PARTIES:

     During the years ended January 31, 1997 and 1996, the Company incurred $70,071 and $61,692, respectively, of promotional and artist expenses payable to a company which is related to an officer/director/shareholder.

     During the year ending January 31, 1997, the Company incurred $15,000 of artist expense payable to a company which is related to an officer.

     During the years ended January 31, 1997 and 1996, the Company incurred $1,547 and $18,641, respectively, of business management fees to a financial firm which is related to two officers/directors/shareholders of the Company.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IMPRINT RECORDS, INC.


                                         By:__________________________
                                            Roy W. Wunsch,
                                             Chairman of the Board
                                               and Chief Executive Officer

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                     DATE
--------------------------    ---------------------------      --------------

__________________________    Chairman of the Board, Chief     April 30, 1997
Roy W. Wunsch                 Executive Officer and
                              Secretary
                              (principal executive officer)


__________________________    Vice President - Business        April 30, 1997
Wayne R. Halper               Affairs, and Chief Financial
                              Officer (principal financial
                              officer; principal accounting
                              officer)

__________________________    Director                         April 30, 1997
Frank M. Bumstead



__________________________    Director                         April 30, 1997
Charles M. Flood, Jr.


__________________________    Director; Treasurer and          April 30, 1997
Stanley O. Schaetzle, Jr.     President




                                      EXHIBIT INDEX

EXHIBIT                                                                                 PAGE NUMBER

1.1(1)          --         Form of Underwriting Agreement by and between the
                           Company and A.S. Goldmen & Co., Inc., as underwriters
                           in the Company's July 1995 initial public offering
                           (the "Underwriter").
1.2(1)          --         Form of Underwriter's Warrant Agreement, including
                           form of specimen certificate for Underwriter's Warrant.
3.1(1)          --         Charter of the Company.
3.3(1)          --         By-Laws of the Company.
4.1(1)          --         Specimen certificate for shares of Common Stock.
4.2(1)          --         Form of Redeemable Warrant Agreement by and between
                           the Company and Continental Stock Transfer &
                           Trust Company, including form of specimen
                           certificate for the Redeemable Warrants.
10.1(1)         --         Form of Financial Advisory and Consulting Agreement by
                           and between the Company and the Underwriter.
10.2(1)         --         Employment Agreement by and between the Company and Roy
                           W. Wunsch.
10.3(1)         --         Employment Agreement by and between the Company and
                           Stanley O. Schaetzle.
10.4(1)         --         Form of Indemnification Agreement to be entered into
                           with officers and directors.
10.5(1)         --         Stock Option Plan.
10.6(1)         --         Irrevocable Proxy.
10.7(1)         --         Shareholders' Voting Agreement.
10.8(1)         --         Shareholders' Agreement.
10.9(1)         --         Recording Contract between the Company and Bob Woodruff
                           dated as of May 26, 1995.
10.10(2)        --         Lease for Company Headquarters.
10.11(3)        --         Employment Agreement between the Company and
                           Constance D. Baer.
10.12(3)        --         Employment Agreement between the Company and
                           Bradley W. Chambers.
10.13(4)        --         Recording Contract between the Company and Gretchen
                           Peters.
10.14(4)        --         Recording Contract between the Company and Al
                           Anderson.
10.15(4)        --         Recording Contract between the Company and Jeff
                           Wood.
10.16(5)        --         Employment Agreement between the Company and Tracy
                           Gershon Fishell.
10.17(5)        --         Incentive Stock Option Agreement between the Company
                           and Constance D. Baer.
10.18(5)        --         Incentive Stock Option Agreement between the Company
                           and Bradley W. Chambers.
10.19(5)        --         Incentive Stock Option Agreement between the Company
                           and Tracy Gershon Fishell.
10.20(5)        --         Incentive Stock Option Agreement between the Company
                           and Wayne R. Halper
10.21(6)        --         Distribution Agreement between the Company and Distribution
                           North America dated as of April 1, 1996.
10.22(6)        --         Agreement between the Company and Timtojay Music dated
                           as of April 30, 1996.





EXHIBIT                                                                                 PAGE NUMBER

10.23(7)        --         Articles of Amendment of Charter of Veritas Music
                           Entertainment, Inc., dated June 28, 1996.
10.24(7)        --         Employment Agreement between the Company and Ms. Anne
                           Weaver, dated as of August 8, 1996.
10.25(7)        --         Licensing Agreement between the Company and BMG Music
                           Canada Inc., dated August 7, 1996.
10.26(7)        --         Licensing Agreement between the Company and Paradoxx
                           Music, dated as of August 13, 1996.
10.27(7)        --         Assignment and Release between the Company and Mr.
                           Bradley W. Chambers.
10.28(8)        --         Incentive Stock Option Agreement between the Company and
                           Ms. Anne Weaver.

--------
     (1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, No. 33-90794, filed with the SEC, which was declared effective on July 20, 1995.

     (2) Previously filed as an Exhibit to the Company's report on Form 10-QSB, filed with the SEC on September 14, 1995.

     (3) Previously filed as an Exhibit to the Company's report on Form 10-QSB, filed with the SEC on December 15, 1995.

     (4) The Company has requested confidential treatment for portions of this Exhibit (consistent with the reasons confidential treatment was requested for the document at Exhibit 10.9 hereto, and in the same scope (which request was granted by the Secretary of the SEC as to the document denoted as Exhibit 10.9)), which confidential portions have been filed separately.

     (5) Previously filed as an Exhibit to the Company's report on Form 10-KSB, filed with the SEC on April 29, 1996.

     (6) Previously filed as an Exhibit to the Company's report on Form 10-QSB, filed with the SEC on June 14, 1996.

     (7) Previously filed as an Exhibit to the Company's report on Form 10-QSB, filed with the SEC on September 17, 1996.

     (8) Filed herewith.