Form 10QSB
period 1997-04-30
IMPRINT RECORDS INC
filed 1997-06-16
CIK 940672

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1997

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

Yes |X|      No |_|

      As of June 13, 1997, the Company had outstanding 4,738,000 shares of common stock, no par value.

      Traditional Small Business Disclosure Format (check one):

Yes |X|      No |_|

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              IMPRINT RECORDS, INC.

                                  BALANCE SHEET

                                 APRIL 30, 1997


                                     ASSETS

Current assets:

  Cash and cash equivalents                                         $   171,335
  Accounts receivable                                                   167,974
  Inventory, net of obsolescence reserve of $87,346                     210,893
  Other current assets                                                   38,270
                                                                    -----------
                                                                        588,472
                                                                    -----------
Fixed assets, net                                                       354,045
                                                                    -----------
Other assets                                                             20,390
                                                                    -----------
                                                                    $   962,907
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses                               $   624,638
                                                                    -----------
Commitments and contingencies

Shareholders' equity:

Common stock, no par value;
 authorized, 9,000,000 shares;
 issued and outstanding, 4,738,000 shares                             6,301,792
Additional paid-in capital                                              577,425
Deficit                                                              (6,540,948)
                                                                    -----------
                                                                        338,269
                                                                    -----------

                                                                    $   962,907
                                                                    ===========

                      See notes to financial statements.

                              IMPRINT RECORDS, INC.

                            STATEMENTS OF OPERATIONS


                                               Three months       Three months
                                                  ended               ended
                                              April 30, 1997      April 30, 1996
                                              --------------      --------------

Sales, net of returns and allowances           $   398,570        $      --

Cost of goods sold                                 230,524               --
                                               -----------        -----------

Gross profit                                       168,046               --
                                               -----------        -----------

Artist development and promotion                   465,390            763,848

General and administrative expenses                410,640            570,706
                                               -----------        -----------

                                                   876,030          1,334,554
                                               -----------        -----------

Loss from operations                              (707,984)        (1,334,554)

Interest income                                      2,566             61,717
                                               -----------        -----------

Net loss                                       ($  705,418)       ($1,272,837)
                                               ===========        ===========

Net loss per common stock share                ($      .15)       ($      .27)
                                               ===========        ===========

Weighted average shares outstanding              4,738,000          4,738,000
                                               ===========        ===========

                      See notes to financial statements.

                              IMPRINT RECORDS, INC.

                            STATEMENTS OF CASH FLOWS

                                               Three months       Three months
                                                  ended              ended
                                              April 30, 1997      April 30, 1996
                                              --------------      --------------

Cash flows from operating activities:

Net loss                                       ($  705,418)       ($1,272,837)

Adjustments to reconcile net loss
 to net cash used in operating activities:
  Amortization                                      24,757             22,685
  Changes in assets and liabilities:
   Accounts receivable                            (154,613)              --
   Inventory                                       191,430               --
   Other current assets                             22,251             56,888
   Other assets                                       --                8,562
   Accounts payable and accrued expenses           245,953             19,620
                                               -----------        -----------

Net cash used in operating activities             (375,640)        (1,165,082)
                                               -----------        -----------

Cash flows from investing activities:
 Leasehold improvements                               --                 (639)
 Furniture and equipment                              --             (101,196)
 Investments sold, commercial paper                   --              999,733
                                               -----------        -----------

Net cash provided by investing activities             --              897,898
                                               -----------        -----------

Decrease in cash                                  (375,640)          (267,184)

Cash and cash equivalents, beginning               546,975          4,405,672
                                               -----------        -----------

Cash and cash equivalents, ending              $   171,335        $ 4,138,488
                                               ===========        ===========

                      See notes to financial statements.

                              IMPRINT RECORDS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. The condensed financial statements at April 30, 1997 and for the three month periods ending April 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-KSB for the fiscal year ended January 31, 1997. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1998.

2.   Accounts payable and accrued expenses:

     The components of accounts payable and accrued expenses as of April 30, 1997 are as follows:

     Accounts payable                                  $103,471
     Accrued expenses                                   194,550
     Accrued returns and allowance                      326,617
                                                       --------
                                                       $624,638
                                                       ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

            The Company estimates that it currently has cash on hand and liquid assets to meet its operating requirements for only the next sixty days.

            The Company's revenues from operations were greater in the three months ended April 30, 1997 than in the same period in the prior fiscal year, at which time the Company had yet to realize any revenues from operations. Revenues from operations increased over the prior period primarily due to increased sales of the Company's artists' albums, particularly Jeff Wood's album, Between the Earth and the Stars.

            The Company has licensing agreements with various entities to distribute the Company's artists' releases in Brazil, Canada and the United Kingdom. The Company also has an agreement with the Columbia House Record Club for Columbia House to market the Company's recordings through its direct mail catalogs. Revenues derived from the international licensing agreements are generally calculated at a flat rate per unit sold or as a percentage of retail sales by the licensee, net of returns, and revenue therefrom is recognized by the Company upon notification by the licensee to the Company of net retail sales for a particular period. The Company anticipates receiving the first revenues from these agreements, which the Company believes initially will be quite modest, in the third quarter of the current fiscal year.

            The Company records revenues from sales of its music recordings when those recordings are shipped to retail music outlets. In accordance with industry practice, the Company's albums are sold on a returnable basis. The Company, as a development stage entity, had no historical basis upon which to estimate its provision for future returns and allowances, and thus, prior to the three month period ended April 30, 1997, estimated its returns and allowances using actual sales data for its recordings taken from statistics compiled by SoundScan, a market research company that compiles retail sales data for recorded music. Now that the Company has had some revenues from operations in each of the last three fiscal quarters, it has some history of returns upon which to base its provision for returns and allowances. Based upon that history, the Company uses, and the financial statements for the three month period ended April 30, 1997 reflect, an estimated return rate of 35%.

            A significant and recurring funding requirement the Company faces is for artists' and repertoire expenses, which include recording costs, advances to artists, and in some cases, certain promotional expenses. The Company makes significant payments each period for recording costs and advances to artists in the effort to preserve, and hopefully enhance, its artist roster. These costs may be recouped from the royalties payable to the artist, assuming future album sales of a magnitude sufficient to generate royalties.

Liquidity

            The Company's cash and cash equivalents were $171,335 and $4,138,488 at April 30, 1997 and 1996, respectively. Net cash used in operating activities was $375,640 for the three months ended April 30, 1997, compared to $1,165,082 for the three months ended April 30, 1996. The decrease in cash used in operating activities was due mostly to an increase (from zero) in accounts receivable, and a narrower loss from operations, due mostly to spending constraints imposed by the Company's liquidity shortage and the fact that the Company incurred no artist or production costs for new albums during the period.

            The Company currently does not have adequate cash to continue operating for an extended period of time. During the months of May and June, the Company has received loans from each of Roy W. Wunsch, Chairman, Chief Executive Officer and Secretary, and Bud Schaetzle, President and Treasurer of the Company in the amount of

$100,000. The Company estimates that it currently has cash on hand and liquid assets to meet its operating requirements for only the next sixty days.

            In order to improve the Company's liquidity, Roy W. Wunsch, Chairman, Chief Executive Officer and Secretary of the Company, and Bud Schaetzle, President and Treasurer of the Company, have agreed to temporarily defer 100% of their salaries. Certain amounts with respect to certain medical and other benefits continue to be paid by the Company on Messrs. Wunsch and Schaetzle's behalf.

            There was no financing or investing activity during the three months ended April 30, 1997.

Capital Resources

            Other than routine trade accounts payable and accrued expenses, the Company had no outstanding debt at April 30, 1997.

            The Company is pursuing outside sources of capital to finance its business following the end of the 60 day period for which it currently has cash on hand to finance operations. The Company has not secured additional capital at this time and there can be no assurance that such capital will be secured or, if available, will be available to the Company on commercially satisfactory terms. In addition, the Company is focusing on its short-term liquidity and capital requirements only at this time and any financing the Company is able to obtain will most likely be sufficient to enable the Company to continue operations for a few months at best; the longer-term capital required to grow the Company's operations would be significant and is currently beyond the scope of management to predict.

            If the Company is unable to secure additional financing to address its short-term liquidity requirements within the time frame outlined above, it may have to suspend its operations until such financing can be arranged, or it may have to cease operations altogether.

Results of Operations

            Sales, net of returns and allowances, were $398,570 for the three months ended April 30, 1997, as compared to zero ($0) for the three months ended April 30, 1996, at which time the Company had not yet released any of its artists' albums. During the three months ended April 30, 1997, the Company recognized $11,245 in revenues from its international licensing agreements. During this three month period, the Company released no new albums.

            Returns and allowances were $214,615 for the three months ended April 30, 1997, or 35% of gross sales. Gross profit was $168,046 for the same period, or 27.4% of gross sales.

            Artist development and promotion expenses were $465,390 for the three months ended April 30, 1997, as compared to $763,848 for the three months ended April 30, 1996, a decrease of $298,458 or 39.1%, due primarily to the fact that more albums were in the production stage during the prior period. General and administrative expenses totalled $410,640 for the three months ended April 30, 1997, as compared to $570,706 for the three months ended April 30, 1996, a decrease of $160,066 or 28.0%, due primarily to constraints imposed by the Company's liquidity position.

            As a result of the factors described above, loss from operations was $705,418 for the three months ended April 30, 1997, or $.15 per share, as compared to $1,272,837 or $.27 per share, for the comparable period in 1996.

            Interest income for the three months ended April 30, 1997 was $2,566, as compared to $61,717 for the comparable period in the prior year. The greater interest income for the prior fiscal period is largely attributable to the earnings on the investment of the net proceeds remaining on hand from the Company's initial public offering.

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

                                     PART II
                                OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

            Because the Company's total assets had fallen below the required $2 million for continued listing, on May 21, 1997, the Company received a letter from Nasdaq informing the Company that, unless it was able to demonstrate to Nasdaq that it would soon be in compliance again as to its total assets, or present a viable plan to achieve that goal, Nasdaq would be forced to delist the Company's Common Stock. The Company has made a proposal to Nasdaq to return to compliance. At the time of this report, the Company is awaiting Nasdaq's review of that proposal.

            On or about May 27, 1997, the Company's Redeemable Warrants were delisted by Nasdaq for lack of a second market maker for the warrants.

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


                                 IMPRINT RECORDS, INC.



DATE:  June 13, 1997             By:  /s/ Roy W. Wunsch
                                    -----------------------------
                                    Roy W. Wunsch, Chairman
                                    and Chief Executive Officer


DATE:  June 13, 1997             By:  /s/ Wayne Halper
                                    -----------------------------
                                    Wayne Halper, Chief Financial
                                    Officer/Vice President -
                                    Business Development

                                  EXHIBIT INDEX

Exhibit                                                   Page No.
-------                                                   --------

  27     Financial Data Schedule