Form 10QSB
period 1997-07-31
IMPRINT RECORDS INC
filed 1997-09-15
CIK 940672

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1997

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

Commission file number   0-26120
                      -----------



                              IMPRINT RECORDS, INC.
-------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

         TENNESSEE                               62-1587889
--------------------------             ---------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)            Identification Number)


    CUMMINS STATION, 209 10TH AVENUE SOUTH, SUITE 500, NASHVILLE, TN  37203
------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)


                               (615) 244-9585
------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)


    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
   -----------   ------------

    As of September 12, 1997, the Company had outstanding 4,738,000 shares of common stock, no par value.

    Traditional Small Business Disclosure Format (check one):

Yes      X       No
   -------------   -----------

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                IMPRINT RECORDS, INC.

                                    BALANCE SHEET

                                    JULY 31, 1997



                                        ASSETS



Current assets:

  Cash and cash equivalents                               $    15,219
  Accounts receivable                                         587,160
  Inventory, net of obsolescence reserve of $265,620           27,268
  Other current assets                                         16,019
                                                          -----------
                                                              645,666
                                                          -----------

Fixed assets, net                                             330,794

Other assets                                                   18,884
                                                          -----------

                                                          $   995,344
                                                          -----------
                                                          -----------



                       LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:

Accounts payable and accrued expenses                     $ 1,033,790
Note payable, bank                                            250,000
Loans payable, related parties                                200,000
Deferred revenue                                              248,694
                                                          -----------

        Total current liabilities                           1,732,484
                                                          -----------

Commitments and contingencies

Shareholders' deficiency:

Common stock, no par value;
 authorized, 9,000,000 shares;
 issued and outstanding, 4,738,000 shares                   6,301,792
Additional paid-in capital                                    577,425
Deficit                                                    (7,616,357)
                                                          -----------
                                                           (  737,140)
                                                          -----------

                                                          $   995,344
                                                          -----------
                                                          -----------


              See notes to financial statements.                      2

                                IMPRINT RECORDS, INC.

                               STATEMENTS OF OPERATIONS


                       Three          Three           Six            Six
                   months  ended  months  ended  months  ended  months  ended
                   July 31, 1997  July 31, 1996  July 31, 1997  July 31, 1996
                   -------------  -------------  -------------  -------------

Record sales,
 net of returns
 and allowances      $   26,767     $   -          $  425,337     $   -

Production
 revenue                 18,806         -              18,806         -
                    -----------    -----------    -----------    -----------
                         45,573         -             444,143         -
Cost of sales
 and production
 revenue                182,703         -             413,227         -
                    -----------    -----------    -----------    -----------

Gross profit
 (loss)                (137,130)        -              30,916         -
                    -----------    -----------    -----------    -----------

Artist
 development
 and promotion          472,826        848,465        938,216      1,612,313

General and
 administrative
 expenses               458,531        500,072        869,171      1,070,778
                    -----------    -----------    -----------    -----------
                        931,357      1,348,537      1,807,387      2,683,091
                    -----------    -----------    -----------    -----------

Loss from
 operations          (1,068,487)    (1,348,537)    (1,776,471)    (2,683,091)
                    -----------    -----------    -----------    -----------

Interest expense         (7,312)        -              (7,312)        -

Interest income             390         41,603          2,956        103,320
                    -----------    -----------    -----------    -----------
                         (6,922)        41,603         (4,356)       103,320
                    -----------    -----------    -----------    -----------

Net loss            ($1,075,409)   ($1,306,934)   ($1,780,827)   ($2,579,771)
                    -----------    -----------    -----------    -----------
                    -----------    -----------    -----------    -----------

Net loss per
 common stock
 share                    ($.23)         ($.28)         ($.38)         ($.54)
                    -----------    -----------    -----------    -----------
                    -----------    -----------    -----------    -----------

Weighted average
 shares
 outstanding          4,738,000      4,738,000      4,738,000      4,738,000
                    -----------    -----------    -----------    -----------
                    -----------    -----------    -----------    -----------


                           See notes to financial statements.                  3

                                IMPRINT RECORDS, INC.

                               STATEMENTS OF CASH FLOWS


                                                 Six months     Six months
                                                   ended          ended
                                                July 31, 1997  July 31, 1996
                                                -------------  -------------

Cash flows from operating activities:
 Net loss                                        ($1,780,827)  ($ 2,579,771)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Amortization and depreciation                      49,514         47,067
   Inventory reserve                                 229,586            -
   Changes in assets and liabilities:
    Accounts receivable, net                        (137,006)           -
    Inventory                                        145,469       (165,126)
    Other current assets                              44,502         67,797
    Other assets                                         -           40,291
    Accounts payable and accrued expenses            218,312        (76,834)
    Deferred revenue                                 248,694            -
                                                 -----------   ------------

 Net cash used in operating activities              (981,756)    (2,666,576)
                                                 -----------   ------------

Cash flows from investing activities:
 Leasehold improvements                                  -             (639)
 Furniture and equipment                                 -         (101,197)
 Investments purchased, commercial paper                 -              -
 Investments sold, commercial paper                      -          999,733
                                                 -----------   ------------

Cash provided by investing activities                    -          897,897
                                                 -----------   ------------

Cash flows from financing activities:
 Proceeds of note payable                            250,000            -
 Proceeds of loans payable                           200,000            -
                                                 -----------   ------------

Net cash provided by financing activities           450,000             -
                                                 -----------   ------------

Decrease in cash                                     531,756      1,768,679

Cash and cash equivalents, beginning                 546,975      4,405,672
                                                 -----------   ------------

Cash and cash equivalents, ending                 $   15,219    $ 2,636,993
                                                 -----------   ------------
                                                 -----------   ------------


Supplemental disclosures:
 Taxes paid                                       $    2,595    $    14,595
                                                 -----------   ------------
                                                 -----------   ------------
 Interest paid                                    $        0    $         0
                                                 -----------   ------------
                                                 -----------   ------------


              See notes to financial statements.                       4

                                IMPRINT RECORDS, INC.

                            NOTES TO FINANCIAL STATEMENTS




1. The condensed financial statements at July 31, 1997 and for the three and six month periods ending July 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Imprint Records, Inc.'s ("Company") Form 10-KSB for the fiscal year ended January 31, 1997. The results of operations for the three and six months ended July 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1998.

     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company, a Tennessee corporation, was engaged in the music recording and production business. The Company developed new and emerging Country music artists targeted for the Country music market. During July 1997, the Company suspended its Country music recording operations.

     During July 1997, the Company launched Imprint Entertainment as a new division to engage in the production and distribution of television, film and multimedia projects.

     REVENUE RECOGNITION:

     Sales of records are recognized upon transfer of title, which coincides with shipment of products to retail outlets and other trade channels. A provision for expected returns is recorded at the time a sale is recognized. Revenue from production and distribution projects is recognized on a percentage of completion method for each production and distribution project.


2.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

               Accounts payable                   $  209,883
               Accrued expenses                      379,801
               Accrued returns and allowance         436,793
               Accrued interest expense                7,313
                                                  ----------

                                                  $1,033,790
                                                  ----------
                                                  ----------

3.   NOTE PAYABLE, BANK:

     The note payable, bank is due on June 16, 1998 and bears interest at the prime rate (8.5% at July 31, 1997). Two officers/directors/shareholders of the Company have guaranteed the note.

                                IMPRINT RECORDS, INC.

4.   LOANS PAYABLE: RELATED PARTIES

     Two officers/directors/shareholders loaned the Company $100,000 each. The loans bear interest at prime plus 1% and are payable on demand.

5.   DEFERRED REVENUE:

     Deferred revenue relates to one production project:

               Costs incurred                $ 15,874
               Estimated earnings               2,932
                                             --------

                                               18,806
               Less billing to date           267,500
                                             --------

               Deferred revenue              $248,694
                                             --------
                                             --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Imprint Records, Inc. (the "Company") was formed and operated until July 1997 as a Country music recording company. At the beginning of July the Company launched Imprint Entertainment as a new division to engage in the production and distribution of television, film and multimedia projects. At that time the Company suspended its Country music recording operations.

                                 CORPORATE OPERATIONS

         The Company is currently staffed by Roy Wunsch, Chief Executive Officer, Bud Schaetzle, President and five additional people; three production associates, a bookkeeper and an administrative assistant.

         In connection with the suspension of its music recording operations the Company laid off eight executives in July 1997. Two other executives
resigned from the Company in August 1997.   As a result of staff reductions,
the Company has significantly reduced operational expenses in the music recording business.

                                PRODUCTION OPERATIONS

         Over the next twelve months the Company intends to seek contracts and engagements to produce television series, specials, films and other media and multimedia video productions. In July and August, the Company began the process of identifying, developing and marketing projects to the TV and film industry.

TELEVISION

         In July 1997 the Company signed its first production contract and received its first production moneys for Kathie Lee Gifford's "We Need A Little Christmas", which is scheduled to air in prime time on the CBS television network on December 12, 1997 at 10pm EST. The one-hour special will be "live" from the Beaver Creek Center for the Performing Arts near Vail, Colorado, and will feature a multi-star cast of performers.

         The Company is currently in negotiations for three other production agreements to produce television specials. In addition, the Company is in preliminary discussions with various television and cable networks to develop and produce other television specials and other forms of television programming. No assurances can be given that the Company will reach agreement to produce the television specials in negotiation or that the projects will succeed, or that the Company will be selected to produce the other television projects currently in preliminary discussion.

FILM

         The Company feels it may be possible to enter into movie production during 1998. The following activities have been undertaken in this regard.

         The Company has acquired exclusive rights to produce, in partnership with a noted animator, a multi-million dollar animated feature film. The Company is working with representatives at the William Morris Agency in Beverly Hills to cast actors as voice talent, and discussions have begun with a number of theatrical distributors who have exhibited interest in releasing the film.
If this project moves forward on schedule, it may be produced in 1998 and released in the first or second quarter of 1999. The Company may also produce a soundtrack album to accompany the film if the film is produced.

         The Company has identified several literary properties for development as movies. The Company is currently in negotiations to acquire the exclusive rights to two books, and the life story of a public figure, for possible adaptation as films. The William Morris Agency is also exploring the acquisition of rights for the Company to remake a film from the 1950's. Production partnerships with several existing producers and directors are being considered. The Company is also reviewing a number of existing screenplays and film concepts for possible production.

         There is no assurance that the Company will be successful in securing the acting and distribution agreements necessary to produce any films or that it will be able to secure the financing necessary for such productions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $15,219 and $2,636,993 at July 31, 1997 and 1996, respectively. Net cash used in operating activities was $981,756 for the six months ended July 31, 1997, compared to $2,666,576 for the six months ended July 31, 1996. The decrease in cash used in operating activities was due mostly to an increase (from zero) in accounts receivable, and a narrower loss from operations, due mostly to spending constraints imposed by the Company's liquidity shortage and the fact that the Company incurred no artist or production costs for new albums during the period.

         The Company currently does not have adequate cash to continue operating for an extended period of time. On May 15, the Company received a loan from Stanley O. Schaetzle, President and Treasurer of the Company in the total amount of $100,000. In August 1997 the Company repaid $35,000 against the total loan amount of $100,000. On May 30, the Company received a loan from Roy
W. Wunsch, Chairman, Chief Executive Officer and Secretary in the total amount of $100,000. Additionally, on June 16, 1997 NationsBank of Tennessee, N.A. (the "Bank") extended a $250,000 revolving line of credit to the Company. The rate of interest on the line of credit is the prime rate established by the Bank from time to time and is payable quarterly. All of the outstanding principal under the line of credit is payable in full on June 16, 1998. Messrs. Wunsch and Schaetzle have unconditionally guaranteed payment of the line of credit.

         The Company is currently operating and anticipates continuing to finance its operations during the next twelve months from revenues received from existing and anticipated production agreements and arrangements. The Company is currently receiving revenue from its first production agreement (see "Production Operations -- Television"). In order to improve the Company's liquidity, Roy
W. Wunsch, Chairman, Chief Executive Officer and Secretary of the Company, and Stanley O. Schaetzle, President and Treasurer of the Company, have continued to temporarily defer 100% of their salaries. Certain amounts with respect to medical and other benefits continue to be paid by the Company on Messrs. Wunsch and Schaetzle's behalf.

COMPARISON OF SIX MONTHS ENDING JULY 31, 1997 AND 1996

         Record sales, net of returns and allowances, were $425,337 for the six months ended July 31, 1997, as compared to zero ($0) for the six months ended July 31, 1996, at which time the Company had not yet released any of its artists' albums. During this six month period, the Company released 1 album.

         Revenue associated with the new division, Imprint Entertainment, was $18,806 for the six months ending July 31, 1997 under a percentage of completion method of recognizing revenue as compared to zero ($0) for the six months ended July 31, 1996 at which time the Company did not have a production division.

         Artist development and promotion expenses were $938,216 for the six months ended July 31, 1997, as compared to $1,612,313 for the six months ended July 31, 1996, a decrease of $674,097 or 42%, due primarily to the fact that more albums were in the production stage during the prior period. General and administrative expenses totalled $869,171 for the six months ended July 31, 1997, as compared to $1,070,778 for the six months ended July 31, 1996, a decrease of $201,607 or 19%, due primarily to constraints imposed by the Company's liquidity position, salary cuts taken by senior officers and the beginning of the suspension of the Company's music record recording business.

         Interest income for the six months ended July 31, 1997 was $2,956, as compared to $103,320 for the comparable period in the prior year. The greater interest income for the prior fiscal period is largely attributable to the earnings on the investment of the net proceeds remaining on hand from the Company's initial public offering.

COMPARISON OF THREE MONTHS ENDING JULY 31, 1997 AND 1996

         Record sales, net of returns and allowances, were $26,767 for the three months ended July 31, 1997, as compared to zero ($0) for the three months ended July 31, 1996, at which time the Company had not yet released any of its artists' albums. During this three month period, the Company released no new albums.

         Revenue associated with the new division, Imprint Entertainment, was $18,806 for the three months ending July 31, 1997 under a percentage of completion method of recognizing revenue as compared to zero ($0) for the three months ended July 31, 1996 at which time the Company did not have a production division.

         Artist development and promotion expenses were $472,826 for the three months ended July 31, 1997, as compared to $848,465 for the three months ended July 31, 1996, a decrease of $375,639 or 44%, due primarily to the fact that more albums were in the production stage during the prior period. General and administrative expenses totalled $458,531 for the three months ended July 31, 1997, as compared to $500,072 for the three months ended July 31, 1996, a decrease of $41,541 or 8%, due primarily to constraints imposed by the Company's liquidity position, salary cuts taken by senior officers and the beginning of the suspension of the Company's music record recording business.

         As a result of the factors described above, the net loss was $1,075,409 for the three months ended July 31, 1997, or $.23 per share, as compared to $1,306,934 or $.28 per share, for the comparable period in 1996.

         Interest income for the three months ended July 31, 1997 was $390, as compared to $41,603 for the comparable period in the prior year. The greater interest income for the prior fiscal period is largely attributable to the earnings on the investment of the net proceeds remaining on hand from the Company's initial public offering.

SAFE HARBOR PROVISION REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report contains so-called forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), the occurrence or non-occurrence of which entail substantial risks and uncertainties. When used herein, the words "anticipate," "intend," "plan," "believe," "hope," "estimate" and "expect," and any similar words or phrases as they relate to the Company or its operations, are intended to identify such forward-looking statements. Several significant variables could cause the Company's actual results, performance or achievement for fiscal 1998 and beyond to deviate materially from those set forth in such forward-looking statements. These factors include but are not limited to: the commercial success of Imprint's new television, film and multimedia production and distribution division, relationships with film, television and music distributors, producers and other industry professionals, attraction and retention of key personnel, general economic and business conditions, and new competitors and increased competition from existing competitors in the recorded music and entertainment production and distribution industries.

                                       PART II
                                  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's Annual Meeting of Stockholders took place on June 10, 1997 at the Company's offices in Nashville, Tennessee.

         (b) The stockholders of the Company elected the following four individuals as Directors of the Company, which four individuals constitute the entire Board of Directors of the Company:

                   Roy W. Wunsch
                   Stanley O. Schaetzle, Jr.
                   Frank M. Bumstead
                   Charles M. Flood, Jr.

         (c) The stockholders of the Company took action on two proposals at the Annual Meeting, including the election of Directors. The vote tabulation for each was as follows:

              1.   ELECTION OF DIRECTORS

                                                   FOR               WITHHELD
                                                 -------             --------
                   Roy W. Wunsch                4,219,633             67,260
                   Stanley O. Schaetzle, Jr.    4,222,513             64,380
                   Frank M. Bumstead            4,221,313             64,880
                   Charles M. Flood, Jr.        4,222,313             64,580

              2. SELECTION OF DRUCKER, MATH & WHITMAN, P.C., AS COMPANY'S AUDITORS FOR FISCAL YEAR ENDING JANUARY 31, 1998

                   For:                         4,253,293
                   Against:                         7,900
                   Abstain:                        25,700

ITEM 5 - OTHER INFORMATION

         The Company was delisted by NASDAQ after falling below the $2,000,000 minimum asset requirement in July 1997. The Company now trades on the OTC Bulletin Board.

         On or about May 27, 1997, the Company's Redeemable Warrants were delisted by Nasdaq for lack of a second market maker for the warrants.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBIT INDEX

              27   Financial Data Schedule

         (b)  The Company filed Form 8-K on July 30, 1997 reporting on Item 5.

                                      SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             IMPRINT RECORDS, INC.



DATE:  September 12, 1997              By:  /s/ Roy W. Wunsch
                                          -----------------------------------
                                          Roy W. Wunsch, Chairman
                                          and Chief Executive Officer



DATE:  September 12, 1997              By:  /s/ Stanley O. Schaetzle, Jr.
                                          -----------------------------------
                                          Stanley O. Schaetzle, Jr.
                                          President

                                    EXHIBIT INDEX


EXHIBIT                                           PAGE NO.

  27          Financial Data Schedule